Form 10QSB
period 2006-11-30
GCA I ACQUISITION CORP
filed 2007-01-12
CIK 1379396

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-33114

GCA I ACQUISITION CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	14-1973529
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

115 East 57th Street, Suite 1006
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (646) 486-9770

No Change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
M.M. Membrado, PLLC
115 East 57th Street
Suite 1006
New York, NY 10022
Attn: Michael M. Membrado, Esq.
Tel: (646) 486-9772
Fax: (646) 486-9771

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of January 12, 2007.

Transitional Small Business Disclosure Format (Check one):   YES ☐  NO ☒

GCA I ACQUISITION CORP.

- INDEX -
PART I- FINANCIAL INFORMATION:

Page
Item 1. Financial Statements:	1

Balance Sheet - November 30, 2006 (unaudited)	F-1

Statements of Operations (unaudited) for the three months ending November 30, 2006, and for the cumulative period during the development stage from August 14, 2006 (inception) to November 30, 2006	F-2

Statements of Cash Flows (unaudited) from August 14, 2006 (inception) to November 30, 2006	F-3

Notes to Financial Statements	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	2

Item 3. Controls and Procedures	2

PART II - OTHER INFORMATION :

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	3

Signatures	4

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended November 30, 2006 are not necessarily indicative of the results of operations for the full year.

1

GCA I ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEET
November 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$307
Total assets	$307

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,850
Notes payable to a stockholder, including accrued interest of $63	8,063
Advance from related party	786
Total current liabilities	10,699

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
5,000,000 issued and outstanding	500
Deficit accumulated during the development stage	(10,892)

Total stockholders' deficit	(10,392)

Total liabilities and stockholders' deficit	$307

See accompanying notes to unaudited financial statements
F-1

GCA I ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the three month	From August 14, 2006
	period ending	(Inception)
	November 30, 2006	to November 30, 2006
	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$2,867	$10,829

Other expense:
Interest expense-related party	63	63

Net loss	$(2,930)	$(10,892)

Basic and diluted earnings per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common	5,000,000	5,000,000
shares outstanding

See accompanying notes to unaudited financial statements
F-2

GCA I ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOW

From August 14, 2006
(Inception)
to November 30, 2006
(Unaudited)
Cash flows from operating activities:
Net loss	$(10,892)

Adjustments to reconcile net loss to net cash provided by
operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	63
Increase in accounts payable and accrued expenses	1,850

Net cash used in operating activities	(8,979)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	8,000
Proceeds from advance from stockholder	786
Proceeds from issuance of shares of common stock	500

Net cash provided by financing activities	9,286

Net increase in cash	307

Cash, beginning of period, August 14, 2006	-

Cash, end of period	$307

See accompanying notes to unaudited financial statements
F-4

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Note 1-Organization and Description of Business, Basis of Presentation and Going Concern

Organization and Description of Business

GCA I Acquisition Corp. (the “Company”), a development stage company as defined in Financial Accounting Standards Board Statement No. 7, was formed in Delaware on August 14, 2006. The Company’s fiscal year end is May 31.

The Company filed a Form 10-SB registration statement with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934. This registration statement was declared effective as of December 26, 2006.

The Company’s primary purpose is to acquire an operating business. The Company has not identified an acquisition target yet. In this regard, the Company is a “blank check” company, which the SEC defines as “a development stage company” that has no specific business plan or purpose, or which has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities and Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until such time as the Company concludes a business combination, to the extent that occurs.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the period from Inception (August 14, 2006) to November 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2007.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Basis of Presentation and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

We have not generated revenue since our inception on August 14, 2006 and incurred net losses of $10,892 from inception through November 30, 2006. As a result, our current operations are not an adequate source of cash to fund future operations. The report of our independent registered public accounting firm on our financial statements for the period ended August 31, 2006 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and cash used in operations. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future. We plan to continue to provide for our capital requirements through the sale of equity securities and debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed. There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Note 2- Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents.

Development Stage

The Company’s primary purpose for the time being is to acquire an operating business. The Company spends most of its time in assessing acquisition targets.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to an offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event an offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Note 2- Summary of Significant Accounting Policies- Continued

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses, note payable to a stockholder, and advances from a related party approximate their fair value due to their short-term maturities.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward under current applicable law for 20 years until utilized.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables. Actual results may differ from these estimates and assumptions.

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at November 30, 2006.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Note 2- Summary of Significant Accounting Policies- Continued

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at November 30, 2006 consisted exclusively of accrued professional fees.

Related Party Transactions

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by our president and sole director. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

Our officers and directors are involved in other business activities and may in the future become involved in other business pursuits when opportunities present themselves. As a result of these other activities, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

A related party, affiliated to the Company by common ownership of one its major shareholders, has paid certain operating expenses on behalf of the Company. The advance bears no interest and is payable on demand. The advance amounted to $786 at November 30, 2006.

During September and October 2006, the Company issued notes payable aggregating $8,000 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Note 2- Summary of Significant Accounting Policies- Continued

Recently Issued Accounting Pronouncements-Continued

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”), entitled, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”. Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No.  FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FASB’s summary of FIN 48 notes that differences between tax positions recognized in the financial statements and tax positions taken in the tax return (referred to commonly as “book” vs. “tax”) will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above.  FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for “derecognition” of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company does not believe that, for the foreseeable future, FIN 48, once adopted, will have a significant impact on its financial position, operating results, or cash flows.

Note 3- Stockholders’ Deficit

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. On August 14, 2006, the Company issued 5,000,000 shares of its common stock pursuant to a private placement offering at par value for a total of $500.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 4- Subsequent Events

During December 2006, the Company issued a note payable in the amount of $2,500 to a major stockholder. The note bears interest at 4.75% per annum. The note is payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The Company incurred a net loss of $10,892 for the period from August 14, 2006 (inception) to November 30, 2006. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Plan of Operation. The Company has not realized any revenues from operations since August 14, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Liquidity and Capital Resources. As of November 30, 2006, the Company had assets consisting of $307 in cash.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates, only recently begun. No revenue has been generated by the Company from August 14, 2006 (inception) to November 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Since August 14, 2006 (inception), selling, general and administrative expenses have ben primarily comprised of professional fees associated with the Company registering to become publicly-traded. For this period, such expenses amounted to $10,829. Interest expense is comprised of expenses associated with our notes payable to stockholders and amounted to $63.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

2

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits. Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 27, 2006, and incorporated herein by this reference.

3

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 12, 2007	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President

4