Form 10KSB
period 2007-05-31
GCA I ACQUISITION CORP
filed 2007-08-24
CIK 1379396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007.

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

Commission file number: 000-52431

GCA I ACQUISITION CORP.
(Name of small business issuer in its charter)

Delaware	14-1973529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

115 East 57th Street, Suite 1006 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(646) 486-9770
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Revenues for the fiscal year ended May 31, 2007 totaled $-0-.

As of August 24, 2007, there was no public trading market for any securities of the Company.

At August 24, 2007, the issuer had outstanding 5,000,000 shares of common stock, of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

GCA I ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-KSB
FOR FISCAL YEAR ENDED MAY 31, 2007

- TABLE OF CONTENTS -

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of GCA I Acquisition Corp. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Introduction

GCA I Acquisition Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on August 14, 2006 and maintains its principal executive offices at 115 East 57th Street, Suite 1006, New York, NY 10022. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on January 30, 2007, and since its effectiveness, the Company has begun efforts to identify a possible business combination. However, the Company has not entered into a letter of intent or any definitive agreement concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Competition

Currently, with our primary goal the acquisition of a target company or business seeking the perceived advantages of being a publicly-held corporation, the Company faces vast and growing competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We currently have no employees.

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

There is uncertainty as to our ability to continue as a going concern.

Our financial statements for the fiscal period ended May 31, 2007, which are included in Part II, Item 7 of this annual report on Form 10-KSB, as well as the accompanying report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our net losses and cash used in operations. Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern. Although we expect that we will be able to meet our expenses going forward based on loans and/or equity investments from shareholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms, for which there is no existing commitment and for which there can be no assurance.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development-stage company and have had no revenue from operations. Because we do not anticipate having any revenues for the indefinite future, and will likely have to finance operating expenses until such time as we may be able to consummate a business combination through proceeds obtained from shareholder loans or sales of equity, we are likely to incur a net operating loss that will increase continuously until we are able to consummate a business combination with an operating enterprise, and, even then, there can be no assurance of profitability. There can be no assurance, moreover, that we will be able to identify a suitable enterprise with which to consummate a business combination, either in the near-term or at all.

Our management has certain inherent conflicts of interest that may cause it to act adversely to the interests of our shareholders.

Michael M. Membrado, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director, is currently involved with other blank check companies that share an interest in identifying and pursuing possible business combinations with private operating companies. Although Mr. Membrado will at all times be bound by his fiduciary duties to shareholders and abstain as appropriate from voting in relation to any matters in which the same business opportunity is being pursued by the Company and any other blank check companies with which Mr. Membrado is affiliated, there can be no assurance that the existing and inherent conflict of interest created by Mr. Membrado’s positions in relation to the Company, on the one hand, and each of the other blank check companies with which he is involved, on the other, will not otherwise result in a loss of economic opportunity to our shareholders.

Conflicts of interest may arise in the future in connection with our management’s potential participation as a service provider.

Greyline Capital Advisors, LLC, a corporate finance consulting firm and an affiliate of Michael M. Membrado, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and one of our major stockholders, may act as financial consultant to the Company or an acquisition candidate in connection with a potential business combination transaction and may receive a fee for providing such services. There can be no assurance that the potential conflicts of interest that would exist under such circumstances in connection with either the negotiation of a services agreement with Greyline Capital Advisors, LLC, or in the execution of services thereunder, would not result in potentially adverse economic consequences to our shareholders.

There is intense competition for those private companies suitable for a merger transaction of the type we intend to pursue.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in being able to identify attractive business opportunities and successfully complete a business combination. In addition, the number of non-trading public shell companies that have been formed and are seeking to merge, as we are, has increased dramatically over the past several years, and differentiation between and among them is extremely limited. These competitive factors may reduce the likelihood of our ultimately being able to successfully identify and consummate a business combination.

Our future success is highly dependent on the ability of management to locate and attract a suitable business combination.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.

We have no existing agreement for a business combination or other transaction.

There is not currently in place any arrangement, agreement or understanding involving the Company with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for purposes of evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations, much less profitability.

We have not conducted or otherwise obtained any market research regarding potential business opportunities, which may affect our ability to identify a business to merge with or acquire.

To date, we have neither conducted nor obtained from others results of market research concerning prospective business opportunities. We have no assurances, as a result, that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There can be no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Our management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, our management anticipates devoting no more than a few hours per week in total to the Company’s affairs. Our officers have not entered into a written employment agreement with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies without previously prepared and/or audited financial statements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited and certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the company involved. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain within a certain time frame the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act remain applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”) since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If this were to occur, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. To date, we have obtained no formal determination from the SEC as to our status under the Investment Company Act and could, therefore, be determined at some later date to be an unregistered investment company, which could potentially subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency, and balance of payments positions, and in other respects.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. For these reasons, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under, or Section 4(1) of, the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination be available to, be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2, S-1, S-4 or some other available form, to register for resale such shares of common stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability thereafter to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities.  The SEC has taken the position that  these smaller issuers may not be able to rely on Rule 415 under the Securities Act, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a  direct or “primary” public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.  While there can be no assurance, it appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently issued, outstanding and held by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.  Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration, or such time as substantially all securities registered in the first registration are sold, before filing a subsequent registration on behalf of the same investors.  Since, following a so-called “reverse merger” or similar business combination, we may have few if any tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale. While SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following “reverse mergers” with shell companies such as the Company, there can be no assurances in this regard.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce the number of shares of common stock to be registered in such registration statement.   A result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event that the SEC requires a reduction in the aggregate securities to be included in a given resale registration statement filed by us as a condition to the Company’s ability to rely on Rule 415 with respect to such resale registration statement, or, alternatively, if the SEC requires that we file a primary registration statement.

We may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure a business combination to which we become a party in such a way as to result in tax-free treatment for the parties involved, which could deter third parties from entering into certain business combinations with us or result in us or our shareholders being taxed on consideration received in such a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. Although we intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity, there can be no assurance that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution to existing shareholders.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 20,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors currently has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination, or otherwise, dilution to the interests of our then existing stockholders will occur and the rights of the holders of common stock may be materially and adversely affected.

Our principal stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide a specified percentage interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and board of directors may change.

Unless an active trading market develops for our common stock, you may not be able to sell your shares.

Although we are a reporting company, there is not currently a trading market, active or otherwise, for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and a registration statement is thereafter filed under the Securities Act.. There can be no assurance, moreover, that a trading market will ever develop for our common stock or, if it does develop, that it will be maintained, or that it will be active. Unless and until a reasonably active trading market develops for our common stock, our shareholders may be unable to sell their shares.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ, the American Stock Exchange, or some other stock exchange. However, we cannot assure you that, following such a transaction, we will be able to meet the initial listing standards of any specific stock exchange or market, or that we will be able to maintain a listing of our common stock on any such exchange or market thereafter. Following completion of a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

We cannot assure you that following a business combination with an operating business, our common stock will not be subject to the “penny stock” regulations, which would likely make it more difficult to sell.

To the extent that we consummate a business combination and our common stock becomes listed for trading on a quotation service, our common stock may constitute a “penny stock,” which generally is a stock trading under $5.00 and that is not registered on a national securities exchange. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares. Prior to a transaction in a penny stock, a broker-dealer is required to:

•	deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market;
•	provide the customer with current bid and offer quotations for the penny stock;
•	explain the compensation of the broker-dealer and its salesperson in the transaction;
•	provide monthly account statements showing the market value of each penny stock held in the customer’s account; and
•	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. To the extent that our common stock becomes subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

It is unlikely that research coverage in the aftermarket for our stock will be adequate to garner institutional investor support for the indefinite future.

Because most institutional investors will generally only invest in securities that are followed by one or more securities analysts from major securities brokerage firms, and the involvement of institutional investors is generally considered to be an important factor in achieving strong aftermarket support and trading volume for a given security in the public markets, obtaining research coverage from one or more securities analysts from major securities brokerage firms is, in turn, believed by many to be an important factor in achieving strong aftermarket support and trading volume for a given security in the public markets. Analyst coverage from major securities brokerage firms, however, is extremely unusual for companies that are not relatively large, have not completed an initial public offering (an “IPO”), are not candidates for a registered secondary offering, and/or are not listed on NASDAQ, AMEX or the New York Stock Exchange. Given the combined facts that (i) any operating company with which we merge or otherwise combine will have “gone public” by way of “reverse merger” rather than an initial public offering, (ii) our common stock will most likely be trading on the OTCBB for the indefinite future, if at all, and (iii) following any such merger or business combination, we are likely to be a relatively small company, our common stock is unlikely to receive securities analyst research coverage from any major securities brokerage firms, and we cannot assure you that the lack of any such research coverage will not have an adverse affect at such time on the trading price of our common stock and/or materially impede the realization of its long-term market value.

If you require dividend income, you should not rely on an investment in our common stock.

Because we have very limited cash resources and a substantial accumulated deficit relative, we have not declared or paid any dividends on our common stock since our inception and we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Rather, we intend to retain future earnings, if any, for the continued pursuit of our business objectives, including operations. It is unlikely, therefore, that holders of our common stock will have an opportunity to profit from anything other than potential appreciation in the value of our common stock held by them. If you require dividend income, you should not rely on an investment in our common stock.

Our board of directors is authorized to issue preferred stock within its discretion, which could adversely impact the rights of our common stockholders.

Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future.

This report on Form 10-KSB contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this annual report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Item 2. Description of Property.

We neither rent nor own any property. We currently utilize the office space and equipment of M.M. Membrado, PLLC, a law firm the sole principal of which is Michael M. Membrado, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole Director, on a month-to-month basis at no cost. Management estimates such amounts to be immaterial.

We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which we are a party or as to which any of our property is subject, and no such proceedings are known to us to be threatened or contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.

There are no items requiring disclosure hereunder.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is not currently trading publicly on any stock exchange or over-the-counter quotation service. We are not aware of any market activity in our common stock since the date of our organization through the date of this filing.

(b) Holders

As of August 24, 2007, there were two holders of record of a combined total of 5,000,000 shares of our common stock.

(c)  Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds in our pursuit for an appropriate business combination.

(d) Securities Authorized for Issuance Under equity Compensation Plans

There are no items requiring disclosure hereunder.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operation

We have not realized any revenues from operations since August 14, 2006 (inception), and our plan of operation for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. It is not anticipated at present that it will experience any change in its current number of employees until such time as it may consummate a business combination.

Fiscal Period Ended May 31, 2007

Operational Expenses

Total operating expenses were $23,965 for the fiscal period from August 14, 2006 (inception) through May 31, 2007. These expenses constituted professional and related fees.

We incurred a net loss of $24,282 for the fiscal period from August 14, 2006 through May 31, 2007. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

We have not had any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment. At May 31, 2007, we had cash of $1,385 and a working capital deficit of $(23,782).

At May 31, 2007, the Company’s only asset consisted of $1,385 in cash.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates, only recently begun. No revenue has been generated by the Company since August 14, 2006 (inception) to May 31, 2007. It is highly unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded and maintaining its reporting obligations under the Exchange Act. For this period, such expenses amounted to $23,965. Interest expense is comprised of expenses associated with our notes payable to stockholders and amounted to $317.

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

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. The fair value option:

•	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
•	Is irrevocable (unless a new election date occurs)
•	Is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

1.     Recognized financial assets and financial liabilities except:

a)	An investment in a subsidiary that the entity is required to consolidate;
b)	An interest in a variable interest entity that the entity is required to consolidate;
c)
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Postemployment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”;

d)
Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.);

e)	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions;
f)
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;

3.	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and

4.	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.

Significant Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the amount of unbilled vendors payable for services performed during the reporting period. Actual results may differ from these estimates and assumptions.

Critical Accounting Policies

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

Item 7. Financial Statements.

GCA I ACQUISITION CORP.
A Development Stage Company
May 31, 2007

- TABLE OF CONTENTS -

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet (Audited) as of May 31, 2007	F-3

Statement of Operations (Audited) for the Period from Inception (August 14, 2006) through May 31, 2007	F-4

Statement of Changes in Stockholders’ Deficit (Audited) for the Period from Inception (August 14, 2006) through May 31, 2007	F-5

Statement of Cash Flows (Audited) for the Period from Inception (August 14, 2006) through May 31, 2007	F-6

Notes to Audited Financial Statements	F-7 to F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
GCA I Acquisition Corp.

We have audited the accompanying balance sheet of GCA I Acquisition Corp. as of May 31, 2007 and the related statements of operations, stockholders' deficit and cash flows from August 14, 2006 (Inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GCA I Acquisition Corp. as of May 31, 2007 and the results of their operations and their cash flows for the period from August 14, 2006 (Inception) to May 31, 2007, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue since inception on August 14, 2006 and has incurred net losses of $24,282 since inception through May 31, 2007. As a result, the current operations are not an adequate source of cash to fund future operations. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Sherb & Co., LLP

New York, New York
August 22, 2007

GCA I ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEET
May 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$1,385
Total assets	$1,385

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$9,850
Notes payable to a stockholder, including accrued interest of $317	15,317
Total current liabilities	25,167

Stockholders' deficit:
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding	500
Deficit accumulated during the development stage	(24,282)

Total stockholders' deficit	(23,782)

Total liabilities and stockholders' deficit	$1,385

See accompanying notes to financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS

From August 14, 2006
(Inception)
to May 31, 2007

Operating expenses:
Selling, general, and administrative expenses	$23,965

Other expense:
Interest expense-related party	317

Net loss	$(24,282)

Basic and diluted earnings per common share	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000

See accompanying notes to financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From August 14, 2006 (Inception) to May 31, 2007

			Accumulated Deficit
	Common Stock		During the
	Shares	$	Development Stage	Total

Opening balance, August 14, 2006 (Inception)	-	$-	$-	$-
Issuance of common stock for cash	5,000,000	500	-	500
Net loss	-	-	(24,282)	(24,282)
Ending balance, December 31, 2006	5,000,000	$500.00	$(24,282)	$(23,782)

See Notes to Financial Statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

From August 14, 2006
(Inception)
to May 31, 2007

Cash flows from operating activities:
Net loss	$(24,282)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	317
Increase in accounts payable and accrued expenses	9,850

Net cash used in operating activities	(14,115)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	15,000
Proceeds from issuance of shares of common stock	500

Net cash provided by financing activities	15,500

Net increase in cash	1,385

Cash, beginning of period, August 14, 2006	-

Cash, end of period	$1,385

Supplemental information:
Cash paid for interest	$-
Cash paid for taxes	$184

See accompanying notes to financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern

Organization and Description of Business

GCA I Acquisition Corp. (the “Company”), a development stage company as defined in Financial Accounting Standards Board Statement No. 7, was formed in Delaware on August 14, 2006. The Company’s fiscal year end is May 31.

The Company’s primary purpose is to acquire an operating business. The Company has not identified an acquisition target yet. In this regard, the Company is a “blank check” company, which the SEC defines as “a development stage company” that has no specific business plan or purpose, or which has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing “penny stock”, as defined in Rule 3a51-1 under the Securities and Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until such time as the Company concludes a business combination, to the extent that occurs.

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
May 31, 2007

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

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $24,282 from inception through May 31, 2007. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the period ended May 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

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

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses, and notes payable to a stockholder approximate their fair value due to their short-term maturities.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the amount of unbilled vendors payable for services performed during the reporting period. Actual results may differ from these estimates and assumptions.

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at May 31, 2007.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at May 31, 2007 consisted exclusively of accrued professional fees.

Related Party Transactions

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by our sole officer and director. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

Our sole officer and director is involved in other business activities and may in the future become involved in other business pursuits when opportunities present themselves. As a result of these other activities, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

A related party, affiliated to the Company by common ownership of one its major stockholders, has paid certain operating expenses aggregating to $1,794 on behalf of the Company, which was repaid without interest by the Company as of May 3, 2007.

During September, October, and December 2006 and April 2007, the Company issued notes payable aggregating $15,000 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The interest expense related to these notes accrued to $317 at May 31, 2007.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

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

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

1.	Recognized financial assets and financial liabilities except:

a)	An investment in a subsidiary that the entity is required to consolidate;
b)	An interest in a variable interest entity that the entity is required to consolidate;
c)
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Postemployment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”;

d)
Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.);

e)	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions;
f)
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

2.	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments;
3.	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services; and
4.	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

Note 2 - Summary of Significant Accounting Policies- Continued

The fair value option:

•	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
•	Is irrevocable (unless a new election date occurs)
•	Is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date).

Note 3 - Stockholders’ Deficit

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. On August 14, 2006, the Company issued 5,000,000 shares of its common stock pursuant to a private placement offering generating proceeds of $500.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

Note 4 - Income Tax

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, at May 31, 2007 are as follows:

Deferred tax assets:
Capitalizes start-up costs	$10,135
Less valuation allowance	(10,135)
Total net deferred tax assets:	$-

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $10,135 at May 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

The federal statutory tax rate reconciled to the effective tax rate during 2006 is as follows:

2006
Tax at U.S. statutory rate:	35.0%
State tax rate, net of federal benefits	4.9
Change in valuation allowance	(39.9)
Effective tax rate	0.0%

Note 5 - Subsequent Events

During June 2007, the Company issued a note payable in the amount of $3,600 to a major stockholder. The note bears interest at 4.75% per annum. The note is payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended May 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. Therefore, no corrective actions were taken.

Management’s Assessment and Auditor’s Attestation

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 8B. Other Information.

There are no items requiring disclosure hereunder.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended May 31, 2007:

Name	Age	Position	Term
Michael M. Membrado	45	President, CEO, CFO, Secretary, Treasurer, Director	August 14, 2006 through Present

Michael M. Membrado, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director. Mr. Membrado has served as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company since its inception. Mr. Membrado is currently a practicing attorney in the law firm of M.M. Membrado, PLLC, a boutique firm in New York that focuses exclusively on corporate finance, securities, M&A and related transactional matters for small to mid-size private and public companies. He has been a principal in this firm, as well as a predecessor firm, Membrado & Montell, LLP, since 2000. Prior to that, he was the corporate securities partner in the New York law firm now known as Tarter, Krinsky & Drogin, LLP. In addition to serving as principal in M.M. Membrado, PLLC, Mr. Membrado is also currently the Managing Director and sole principal of Greyline Capital Advisors, LLC, a corporate finance consulting firm. Additionally, Mr. Membrado serves as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director of each of GCA II Acquisition Corp. and GCA III Acquisition Corp., each of which are blank check SEC reporting companies.

The term of office of our directors expires at our annual meeting of stockholders or at the point at which their successors are duly qualified and elected.

(b) Significant Employees

There are no persons other than our executive officers who are expected by us to make a significant contribution to our business.

(c) Family Relationships

There are no family relationships of any kind among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

(d)  Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended May 31, 2007 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our board of directors acts as our audit committee. We do not have a qualified financial expert at this time because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert. We intend to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended May 31, 2007.

Name and Position	Year	Total Compensation
Michael M. Membrado, President, CEO, CFO, Secretary, Treasurer, Director	2007	None

Employment Agreements

The Company is not currently a party to any employment agreements.

Director Compensation

We do not currently pay any fees or expenses to our directors in relation to their attendance at board meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of August 24, 2007 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Michael M. Membrado (1) 115 East 57th Street, 10th Floor New York, NY 10022	2,500,000	50%

Jennifer L. Lee 329 East 12th Street, #17 New York, NY 10003	2,500,000	50%

All Officers and Directors as a group (1 individual)	2,500,000	50%

(1) Mr. Membrado is our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Loans from Stockholders

As of May 31, 2007, Jennifer Lee, one of our major stockholders, had loaned to us a total of $15,000 in principal pursuant to four unsecured promissory notes, two of which are in the amount of $4,000 one of which is in the amount of $2,500, and another of which is in the amount of $4,500. The loans accrue interest at the rate of 4.75% per annum, and the principal, together with accrued interest, is required to be repaid as of the date that we receive gross proceeds from any one or more equity investments in the aggregate amount of at least $250,000. The interest rate at which such loans have been made are not believed to exceed rates that would otherwise be available to us. The promissory notes reflecting these loan obligations carry no rights of conversion.

Legal Representation

Michael M. Membrado is the sole principal in the law firm of M.M. Membrado, PLLC, a firm engaged by us to perform corporate, securities and other legal services. In addition to his interests in the firm of M.M. Membrado, PLLC, Mr. Membrado currently serves as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole director, and is the record holder of 50% of our outstanding Common Stock. Although Mr. Membrado has agreed to cause certain services of M.M. Membrado, PLLC to be provided to us at no cost, and we expect that the terms of any going forward arrangement between us and the firm of M.M. Membrado, PLLC will be as fair as those which could be obtained in an arms length transaction, there can be no assurance that the conflict of interest which exists as a result of Mr. Membrado’s involvement with M.M. Membrado, PLLC, his role as our director, his role as our officer, and/or his role as one of our major shareholders will not result in any of the terms of the arrangements through which such relationships may be established being less favorable to us than would otherwise be the case, and will not result in any compromise to the economic or other interests of our shareholders in the future. The rates at which legal services will be charged to us by M.M. Membrado, PLLC do not and will not exceed rates generally charged for reasonably comparable services.

Office Space

We utilize the office space and equipment of M.M. Membrado, PLLC, a law firm in which Michael M. Membrado, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole director, is the principal, at no cost on a month-to-month basis. Management estimated that the value conveyed to us as a result of this arrangement is immaterial.

Director Independence

We are not currently subject to the listing requirements of any national securities exchange. The listing standards of the national securities exchanges require that a company’s board of directors consist of a majority of directors who are independent as defined by the Sarbanes-Oxley Act of 2002 and as defined by applicable listing standards, and that the audit committee of the board of directors must consist of at least two members, both of whom are independent. Similarly, the compensation and nominating committees of company boards of directors must also consist of independent directors. As of August 24, 2007, Michael M. Membrado was our sole director. Given Mr. Membrado’s executive positions with the Company, he does not qualify as “independent”. While we expect in the future to identify qualified and willing individuals to serve as additional independent directors, initiatives aimed at this objective have not yet begun, and there can be no assurance that we will be able to appoint an additional director who will satisfy applicable independence requirements. For so long as we remain unable to appoint an additional independent director to our board, we will be unqualified to list any of our capital stock on a national securities exchange.

Item 13. Exhibits.

Index to Exhibits

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended May 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended May 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 30, 2007, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Sherb & Co., LLP served as the Company’s independent registered public accounting firm from August 14, 2006 (inception) through May 31, 2007.

FY 2007
Audit fees	$18,500*
Audit-related fees	$—
Tax fees	$—
All other fees	$—
All other fees, including tax consultation and preparation	$—

* Includes fees for the audit of the interim period ended 8-31-06 included in the company’s registration statement on Form 10-SB, and the review of quarterly financial statements.

All audit fees are approved by our board of directors. Sherb & Co., LLP did not provide any non-auditing services to us.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 24, 2007	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado
President