Form 10QSB
period 2008-02-29
GCA I ACQUISITION CORP
filed 2008-04-14
CIK 1379396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of April 14, 2008.

Transitional Small Business Disclosure Format (Check one):   YES ☐  NO ☒

GCA I ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-QSB
FOR FISCAL QUARTER ENDED FEBRUARY 29, 2008

- Table of Contents -
Page
PART I - FINANCIAL INFORMATION :

Item 1. Financial Statements:	1

Balance Sheet - February 29, 2008 (unaudited)	F-1

Statements of Operations (unaudited) for the nine month period ended February 29, 2008, the period from August 14, 2006 (inception) to February 28, 2007, the three month period ended February 29, 2008, the three month period ended February 28, 2007, and for the cumulative period during the development stage from August 14, 2006 (inception) to February 29, 2008
F-2

Statements of Cash Flows (unaudited) for the nine month period ended February 29, 2008, the period from August 14, 2006 (inception) to February 28, 2007, and for the cumulative period during the development stage from August 14, 2006 (inception) to February 29, 2008
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

The results for the period ended February 29, 2008 are not necessarily indicative of the results of operations for the full year.

GCA I ACQUISITION CORP.
(A Development Stage Company)
BALANCE SHEET
February 29, 2008
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$2,818
Total assets	$2,818

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,850
Notes payable to a stockholder, including accrued interest of $1,235	33,335
Total current liabilities	35,185

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
5,000,000 issued and outstanding	500
Deficit accumulated during the development stage	(32,867)

Total stockholders' deficit	(32,367)

Total liabilities and stockholders' deficit	$2,818

See accompanying notes to unaudited financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the nine month period ending February 29, 2008	For the period from August 14, 2006 (Inception) to February 28, 2007	For the three month period ending February 29, 2008	For the three month period ending February 28, 2007	For the period from August 14, 2006 (Inception) to February 29, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$7,667	$11,914	$2,277	$1,085	$31,632

Other expense:
Interest expense-related party	918	174	385	111	1,235

Net loss	$(8,585)	$(12,088)	$(2,662)	$(1,196)	$(32,867)

Basic and diluted earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to unaudited financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOW

	For the nine month period ended February 29, 2008	For the period from August 14, 2006 (Inception) to February 28, 2007	For the period from August 14, 2006 (Inception) to February 29, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,585)	$(12,088)	$(32,867)

Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	918	174	1,235
Decrease (Increase) in accounts payable and accrued expenses	(8,000)	1,850	1,850

Net cash used in operating activities	(15,667)	(10,064)	(29,782)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	17,100	10,500	32,100
Proceeds from advance from stockholder	-	1,120	-
Proceeds from issuance of shares of common stock	-	500	500

Net cash provided by financing activities	17,100	12,120	32,600

Net increase in cash	1,433	2,056	2,818

Cash, beginning of period	1,385	-	-

Cash, end of period	$2,818	$2,056	$2,818

See accompanying notes to unaudited financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008
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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the nine month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2008.

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
February 29, 2008
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

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $8,585 for the nine month period ended February 29, 2008. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the period ended May 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

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
February 29, 2008
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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at February 29, 2008

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at February 29, 2008 consisted primarily of accrued professional fees.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008
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

During September, October, and December 2006 and April, July, August, and November 2007, the Company issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $1,235 at February 29, 2008.

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
February 29, 2008
(Unaudited)

Note 2 - Summary of Significant Accounting Policies - Continued

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in the Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

•	Recognized financial assets and financial liabilities except:

•	An investment in a subsidiary that the entity is required to consolidate

•	An interest in a variable interest entity that the entity is required to consolidate

•
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Postemployment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”

•
Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.)

•	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

•
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

•	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments

•	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

•	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)

Note 2 - Summary of Significant Accounting Policies- Continued

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

The financial Accounting Standards Board (FASB) issued FASB Statement No. 141 (R) (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2008
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

Quarter Ended February 29, 2008

Operational Expenses
Total operating expenses for the quarter ended February 29, 2008 were $2,277. These expenses constituted professional and related fees.

The Company incurred a net loss of $2,662 for the quarter ended February 29, 2008 and $32,867 for the cumulative period from August 14, 2006 (inception) to February 29, 2008. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment. At February 29, 2008, the Company had cash of $2,818 and a working capital deficit of $(32,367).

At February 29, 2008, the Company had assets consisting of $2,818 in cash.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates, only recently begun. No revenue has been generated by the Company from August 14, 2006 (inception) to February 29, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded and maintaining its reporting obligations under the Exchange Act. For this period, such expenses amounted to $31,632. Interest expense is comprised of expenses associated with our notes payable to stockholders and amounted to $1,235.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our principal executive and principal financial officers are responsible for assessing the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Accordingly, we maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Office and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB, February 29, 2008, and have determined that such disclosure controls and procedures are effective.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended February 29, 2008.

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

Dated: April 14, 2008	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President