Form 10-Q
period 2008-08-31
GCA I ACQUISITION CORP
filed 2008-10-14
CIK 1379396

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of October 14, 2008.

GCA I ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED AUGUST 31, 2008

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheets – August 31, 2008 (unaudited) and May 31, 2008	F-1

Statement of Operations (unaudited) for the three months ending August 31, 2008, for the three months ending August 31, 2007, and for the cumulative period during the development stage from August 14, 2006 (inception) to August 31, 2008
F-2

Statement of Cash Flows (unaudited) for the three months ending August 31, 2008, for the three months ending August 31, 2007, and for the cumulative period during the development stage from August 14, 2006 (inception) to August 31, 2008
F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4T. Controls and Procedures	8

PART II - OTHER INFORMATION:	9

Item 1. Legal Proceedings	9

Item 1A. Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	9

Signatures	10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended August 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2008.

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2008	2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,022	$509
Other receivable	36,829	27,957
Total current assets	$42,851	$28,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$43,856	$27,889
Notes payable to a stockholder, including accrued interest of $1,993 and $1,612 at August 31, and May 31, 2008, respectively	34,093	33,712
Total current liabilities	77,949	61,601

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding at August 31, and May 31, 2008	500	500
Deficit accumulated during the development stage	(35,598)	(33,635)

Total stockholders' deficit	(35,098)	(33,135)

Total liabilities and stockholders' deficit	$42,851	$28,466

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three month	For the three month	For the period from
	period ending	period ending	August 14, 2006 (Inception)
	August 31, 2008	August 31, 2007	to August 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$78,014	$1,958	$137,846
Reimbursed expenses	(76,432)	-	(104,241)
Selling, general, and administrative expenses, net	1,582	1,958	33,605

Other expense:
Interest expense-related party	381	228	1,993

Net loss	$(1,963)	$(2,186)	$(35,598)

Basic and diluted earnings per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three month period ending August 31, 2008	For the three month period ending August 31, 2007	For the period from August 14, 2006 (Inception) to August 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,963)	$(2,186)	$(35,598)

Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	381	228	1,993
Increase in other receivable	(8,872)	-	(36,829)
Increase (decrease) in accounts payable and accrued expenses	15,967	(1,542)	43,856

Net cash provided by (used in) operating activities	5,513	(3,500)	(26,578)

Cash flows from financing activities:
Proceeds from issuance of promissory notes payable to stockholder	-	9,100	32,100
Proceeds from issuance of shares of common stock	-	-	500

Net cash provided by financing activities	-	9,100	32,600

Net increase in cash	5,513	5,600	6,022

Cash, beginning of period	509	1,385	-

Cash, end of period	$6,022	$6,985	$6,022

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008 and 2007

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

Merger & Acquisition

On May 7, 2008, the Company entered into the Merger Agreement with each of Bixby Energy Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of the Company that was incorporated on April 23, 2008 (the “Company Subsidiary”), Bixby Energy Systems, Inc. (“Bixby”), and the President and Chief Executive Officer of Bixby (“Mr. Walker”).  Bixby is a greater Minneapolis, Minnesota based private company with certain exclusive rights to various alternative energy related and other proprietary technologies.  Although Bixby generated material revenues over the past two fiscal years (periods ending May 26, 2007 and May 27, 2006, respectively), it has incurred significant net losses for each of such years as reflected in the internally prepared and unaudited financial statements included in the Merger Agreement.  The revenues generated to date by Bixby have all been derived from two independently operated business units, one of which manufactures and sells biomass-based home-heating appliances but which has been in a production halt and inventory liquidation process for over one year, and the other of which is a water-softener salts regional sales and distribution operation in Minnesota.  Each of these businesses were parts of a since-abandoned business plan, and Bixby is currently in the process of attempting to divest itself of one or both of these businesses, including evaluating various sale options.  Bixby’s current business plan centers around certain proprietary rights that it has obtained to certain gasification and liquefaction technologies that Bixby management believes hold the potential for enabling the widescale adoption and commercialization of coal-to-gas and coal-to-liquid fuels systems.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008 and 2007

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

In accordance with its terms, the Merger Agreement may only be terminated by Bixby if (i) Bixby’s stockholders shall have failed to duly approve the Pending Merger and the Merger Agreement within a reasonable period following good faith compliance by Bixby with certain of its obligations, or (ii) the Company breaches any representation, warranty, covenant or agreement contained in the Merger Agreement which breach is not curable by the Company through it’s best efforts and for so long as the Company continues to exercise such best efforts.

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

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $1,963 for the three month period ending August 31, 2008. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the year ended May 31, 2008 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

The results for the period ended August 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2008.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements present the results of operations of its wholly-owned subsidiary for the three month period ending August 31, 2008. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

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

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from other receivables.

At August 31, 2008, the Company's other receivable is entirely due from an acquisition target, which is located in the United States.

Other Receivable and Reimbursements

In accordance with certain provisions of the Merger Agreement, Bixby shall pay all the reasonable legal, accounting, independent auditing, and EDGARization service fee and expenses of the Company associated with the preparation and filing of any and all required reports to be filed under the Exchange Act from and after the date of the Merger Agreement through the earlier of the closing of the Merger or the termination of the Merger Agreement.

Other receivable consists of administrative expenses incurred by the Company and reimbursable by an acquisition target. The matching reimbursement is recorded as a contra-expense in the accompanying financial statements.

At August 31, 2008, the Company had $36,829 in other receivables outstanding. Subsequent to August 31, 2008, the Company received payments amounting to $36,472 from the acquisition target.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses, and notes payable to a stockholder approximate their fair value due to their short-term maturities.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008 and 2007

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at August 31, 2008

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at August 31, 2008 consisted primarily of accrued professional fees.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008 and 2007

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

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008 and 2007

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

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008 and 2007

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

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008 and 2007

Note 3 - Related Party Transactions

During the three month period ending August 31, 2008, the Company incurred legal fees of $72,501 from a law firm for services rendered. The law firm is related to the Company by means of common ownership and management. At August 31, 2008, the Company owed $38,973 to such law firm.

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the Company’s sole officer and director. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

The Company’s sole officer and director is involved in other business activities and may in the future become involved in other business pursuits when opportunities present themselves. As a result of these other activities, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

At August 31, 2008, the Company had issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $1,993 at August 31, 2008.

Note 4 - Stockholders’ Deficit

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of GCA I Acquisition Corp. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Business Development

We were incorporated in the State of Delaware on August 14, 2006. Since inception, we have been engaged in organizational efforts, obtaining initial financing, and efforts to identify and consummate a possible business combination. Until we are able to acquire or merge with an existing operating company, our sole business purpose is to accomplish this objective. Although we have entered into a definitive Agreement and Plan of Merger as of May 7, 2008 (the “Merger Agreement”) with a target operating company, and have no reason to believe that this transaction (the “Pending Merger”) will not be consummated at some future date, transactions of this type generally are, and this one is, complicated and subject to many conditions that may or may not be satisfied, and there can be no assurance, as a result, that it will be completed. If the transaction is completed, it is unlikely to occur for an indeterminable number of months from the date of this quarterly report. A copy of the Merger Agreement is annexed as Exhibit 10.1 to the current report on Form 8-K filed by us on May 13, 2008. Certain details regarding the Pending Merger are set forth in the current report on Form 8-K/A filed by us on June 24, 2008

We selected May 31 as our fiscal year end. We maintain our principal executive offices at 115 East 57th Street, Suite 1006, New York, NY 10022.

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

We were organized as a vehicle to investigate and, if such investigation warrants, acquire or otherwise combine with a target company or business seeking the perceived advantages of being a publicly-held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate short-term earnings. Given the Pending Merger, we have curtailed for the time being our efforts in seeking out alternative target companies with which to combine. However, to the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we will not restrict our potential candidate target companies to any specific business, industry or geographical location and may, as a result, acquire any type of business.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to pursue or otherwise participate in a specific business opportunity, and unless otherwise provided for, the costs then previously incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, including the Pending Merger, the failure to consummate that transaction may result in our loss of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees unless and until we consummate a business combination.

The Pending Merger

On May 7, 2008, we entered into the Merger Agreement with each of Bixby Energy Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of the Company that was incorporated on April 23, 2008 (the “Company Subsidiary”), Bixby Energy Systems, Inc. (“Bixby”), and Robert A. Walker, the President and Chief Executive Officer of Bixby (“Mr. Walker”). Bixby is a greater Minneapolis, Minnesota based private development-stage operating company with certain exclusive rights to various alternative energy related and other proprietary technologies; Mr. Walker is the founder, President and Chief Executive Officer. Although Bixby has generated material revenues in recent years, it has incurred significant net losses for each of such years. The revenues generated to date by Bixby have all been derived from two independently operated business units, one of which manufactures and sells biomass-based home-heating appliances but which has been in a production halt and inventory liquidation process for over one year, and the other of which is a water-softener salts regional sales and distribution operation in Minnesota. Each of these businesses were parts of a since-abandoned business plan, and Bixby is currently in the process of attempting to divest itself of one or both of these businesses, including evaluating various sale options. Bixby’s current business plan centers around certain proprietary rights that it has obtained to certain gasification and liquefaction technologies that Bixby management believes hold the potential for enabling the widescale adoption and commercialization of coal-to-gas and coal-to-liquid fuels systems.

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

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the Merger Agreement itself, a copy of which is annexed as Exhibit 10.1 to the current report on Form 8-K filed by us on May 13, 2008.

Plan of Operation

We have not realized any revenues from operations since August 14, 2006 (inception), and our plan of operation for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months. It is not anticipated at present that we will experience any change in our current number of employees until such time as we may consummate a business combination.

Comparison of Fiscal Periods Ended August 31, 2008 and August 31, 2007

Operational Expenses

Total net operating expenses were $33,605 for the fiscal period from August 14, 2006 (inception) through August 31, 2008, inclusive of $104,241 in reimbursable expenses from Bixby (see discussion in Liquidity and Capital Resources below). Total net operating expenses were $1,582 for the three month period ended August 31, 2008, inclusive of $76,432 in reimbursable expenses from Bixby (see discussion in Liquidity and Capital Resources below). Comparitively, total net operating expenses were $1,958 for the three month period ended August 31, 2007. In each of these periods, these expenses constituted professional and related fees. The increase in 2008 over the previous reporting period was primarily attributable to expenses associated with the Pending Merger, the addition of legal fees, and compliance with internal controls and procedures.

We incurred a net loss of $(35,598) for the fiscal period from August 14, 2006 (inception) through August 31, 2008, a net loss of $(1,963) for the three month period ended August 31, 2008, and a net loss of $(2,186) for the comparable three month period ended August 31, 2007. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
	Three Months Ended	August 14, 2006 (Inception) to
	August 31, 2008	August 31, 2008
Net cash (used) in operating activities	$5,513	$(26,578)
Net cash (used) in investing activities	$0	$0
Net cash provided by financing activities	$0	$32,600
Net increase (decrease) in cash and cash equivalents	$5,513	$6,022

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

At August 31, 2008, we had cash of $6,022 and a working capital deficit of $(35,098). At August 31, 2008, our only assets consisted of $6,022 in cash and $36,829 in other receivables from Bixby for expenses associated with the Pending Merger. Without the other receivables from Bixby, our working capital deficit at August 31, 2008 would have been $(71,927).

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and to negotiate the Pending Merger. No revenue from operations has been generated by the Company since August 14, 2006 (inception) to August 31, 2008. It is highly unlikely the Company will have any revenues from operations unless it is able to effect an acquisition, or merger with an operating company, a result for which there can be no assurance. In this regard, any revenue we derive from Bixby’s obligation to pay certain of our operating expenses as described under Liquidity and Capital Resources above is not considered revenue from operations.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded, maintaining its internal controls and reporting obligations under the Exchange Act, and pursuing the Pending Merger. For this period, such net expenses (after reimbursement from Bixby of $104,241) amounted to $33,605. This is comprised of $32,023 in such net expenses for the period from August 14, 2006 (inception) to May 31, 2008 and an additional $1,582 in such net expenses for the three month period ended August 31, 2008 (after reimbursement from Bixby of $76,432). This compares to $1,958 in such net expenses for the three month period ended August 31, 2007.

Since August 14, 2006 (inception), interest expense has been exclusively comprised of notes payable to stockholders for working capital loans previously made. For this period, such expense amounted to $1,993. This is comprised of $1,612 in interest expense for the period from August 14, 2006 (inception) to May 31, 2008 and an additional $381 in interest expense for the three month period ended August 31, 2008. This compares to $228 in interest expense for the three month period ended August 31, 2007. The increase period over period is due primarily to the graduating amount of the balance over time.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2008, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006.
*3.2	By-Laws.
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

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

Dated: October 14, 2008	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President, Chief Executive Officer, Chief Financial Officer, and Director