Form 10-Q
period 2008-11-30
GCA I ACQUISITION CORP
filed 2009-01-12
CIK 1379396

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of January 12, 2009.

GCA I ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED NOVEMBER 30, 2008

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets – November 30, 2008 (unaudited) and May 31, 2008	F-1

Statement of Operations (unaudited) for the six month period ending November 30, 2008, for the  six month period ending November 30, 2007, for the three month period ending November 30, 2008, for the  three month period ending November 30, 2007, and for the cumulative period during the development stage from August 14, 2006 (inception) to November 30, 2008
		F-2

Statement of Cash Flows (unaudited) for the three month period ending November 30, 2008, for the  three month period ending November 30, 2007, and for the cumulative period during the development stage from August 14, 2006 (inception) to November 30, 2008
		F-3

	Notes to Unaudited Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T.	Controls and Procedures	7

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

Signatures		9

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

The results for the period ended November 30, 2008 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2008.

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2008	2008
	(Unaudited)	(1)

ASSETS

Current assets:
Cash and cash equivalents	$8,201	$509
Other receivable	22,687	27,957
Prepaid expense	772	-
Total current assets	$31,660	$28,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$32,799	$27,889
Notes payable to a stockholder, including accrued interest of $2,374 and $1,612 at November 30, and May 31, 2008, respectively	34,474	33,712
Total current liabilities	67,273	61,601

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding at November 30, and May 31, 2008	500	500
Deficit accumulated during the development stage	(36,113)	(33,635)

Total stockholders' deficit	(35,613)	(33,135)

Total liabilities and stockholders' deficit	$31,660	$28,466

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six month	For the six month	For the three month	For the three month	For the period from
	period ending	period ending	period ending	period ending	August 14, 2006 (Inception)
	November 30, 2008	November 30, 2007	November 30, 2008	November 30, 2007	to November 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$141,447	$5,391	$63,433	$3,433	$201,279
Reimbursed expenses	(139,731)	-	(63,299)	-	(167,540)
Selling, general, and administrative expenses, net	1,716	5,391	134	3,433	33,739

Other expense:
Interest expense-related party	762	533	381	305	2,374

Net loss	$(2,478)	$(5,924)	$(515)	$(3,738)	$(36,113)

Basic and diluted earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six month	For the six month	For the period from
	period ending	period ending	August 14, 2006 (Inception)
	November 30, 2008	November 30, 2007	to November 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,478)	$(5,924)	$(36,113)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	762	533	2,374
Decrease (increase) in other receivable	5,270	-	(22,687)
Increase in prepaid expense	(772)	-	(772)
Increase (decrease) in accounts payable and accrued expenses	4,910	(8,000)	32,799

Net cash provided by (used in) operating activities	7,692	(13,391)	(24,399)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	-	17,100	32,100
Proceeds from advance from stockholder	-	419	-
Proceeds from issuance of shares of common stock	-	-	500

Net cash provided by financing activities	-	17,519	32,600

Net increase in cash	7,692	4,128	8,201

Cash, beginning of period	509	1,385	-

Cash, end of period	$8,201	$5,513	$8,201

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007

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
November 30, 2008 and 2007

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

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $2,478 for the six month period ending November 30, 2008. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the year ended May 31, 2008 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007

 Note 2 - Summary of Significant Accounting Policies

The results for the period ended November 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2008.

Principles of Consolidation

The accompanying consolidated financial statements present the results of operations of its wholly-owned subsidiary for the six and three month periods ending November 30, 2008. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

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

At November 30, 2008, the Company's other receivable is entirely due from an acquisition target, which is located in the United States.

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

At November 30, 2008, the Company had $22,687 in other receivables outstanding. Subsequent to November 30, 2008, the Company received payments amounting to $20,837 from the acquisition target.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at November 30, 2008

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at November 30, 2008 consisted primarily of accrued professional fees.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007

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

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007

Note 3 - Related Party Transactions

During the six month period ending November 30, 2008, the Company incurred legal fees of $121,226 from a law firm for services rendered. The law firm is related to the Company by means of common ownership and management. At November 30, 2008, the Company owed $30,949 to such law firm.

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

At November 30, 2008, the Company had issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $2,374 at November 30, 2008.

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

The Pending Merger

On May 7, 2008, we entered into the Merger Agreement with each of Bixby Energy Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of the Company that was incorporated on April 23, 2008 (the “Company Subsidiary”), Bixby Energy Systems, Inc. (“Bixby”), and Robert A. Walker, the President and Chief Executive Officer of Bixby (“Mr. Walker”).  Bixby is a greater Minneapolis, Minnesota based private development-stage operating company with certain exclusive rights to various alternative energy related and other proprietary technologies; Mr. Walker is the founder, President and Chief Executive Officer.  Although Bixby has generated material revenues in recent years, it has incurred significant net losses for each of such years.  The revenues generated to date by Bixby have all been derived from two independently operated business units, one of which manufactures and sells biomass-based home-heating appliances but which has been in a production halt and inventory liquidation process for over one year, and the other of which is a water-softener salts regional sales and distribution operation in Minnesota.  Each of these businesses were parts of a since-abandoned business plan, and Bixby is currently in the process of attempting to divest itself of one or both of these businesses, including evaluating various sale options.  Bixby’s current business plan centers around certain proprietary rights that it has obtained to certain gasification and related technologies.

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

Comparison of Fiscal Periods Ended November 30, 2008 and November 30, 2007

Operational Expenses

Total net operating expenses were $33,739 for the fiscal period from August 14, 2006 (inception) through November 30, 2008, inclusive of $167,540 in reimbursable expenses from Bixby (see discussion in Liquidity and Capital Resources below).  Total net operating expenses were $134 for the three month period ended November 30, 2008, inclusive of $63,299 in reimbursable expenses from Bixby (see discussion in Liquidity and Capital Resources below).  Comparitively, total net operating expenses were $3,433 for the three month period ended November 30, 2007.  In each of these periods, these expenses constituted professional and related fees.  The increase in 2008 over the previous reporting period was primarily attributable to expenses associated with the Pending Merger, the addition of legal fees, and compliance with internal controls and procedures.

We incurred a net loss of $(36,113) for the fiscal period from August 14, 2006 (inception) through November 30, 2008, a net loss of $(515) for the three month period ended November 30, 2008, and a net loss of $(3,738) for the comparable three month period ended November 30, 2007.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
	Three Months Ended	August 14, 2006 (Inception) to
	November 30, 2008	November 30, 2008
Net cash (used) in operating activities	$7,692	$(24,399)
Net cash (used) in investing activities	$0	$0
Net cash provided by financing activities	$0	$32,600
Net increase (decrease) in cash and cash equivalents	$7,692	$8,201

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

At November 30, 2008, we had cash of $8,201 and a working capital deficit of $(35,613).  At November 30, 2008, our only assets consisted of $8,201 in cash and $22,687 in accounts receivable from Bixby for expenses associated with the Pending Merger and $772 in prepaid expenses.  Without the accounts receivable from Bixby, our working capital deficit at November 30, 2008 would have been $(58,300).

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and to negotiate the Pending Merger.  No revenue from operations has been generated by the Company since August 14, 2006 (inception) to November 30, 2008.  It is highly unlikely the Company will have any revenues from operations unless it is able to effect an acquisition, or merger with an operating company, a result for which there can be no assurance.  In this regard, any revenue we derive from Bixby’s obligation to pay certain of our operating expenses as described under Liquidity and Capital Resources above is not considered revenue from operations.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded, maintaining its internal controls and reporting obligations under the Exchange Act, and pursuing the Pending Merger.  For this period, such net expenses (after reimbursement from Bixby of $167,540) amounted to $33,739.  This is comprised of $32,023 in such net expenses for the period from August 14, 2006 (inception) to May 31, 2008 and an additional $1,716 in such net expenses for the six month period ended November 30, 2008 (after reimbursement from Bixby of $139,731).  This compares to $5,391 in such net expenses for the six month period ended November 30, 2007.

Since August 14, 2006 (inception), interest expense has been exclusively comprised of notes payable to stockholders for working capital loans previously made.  For this period, such expense amounted to $2,374.  This is comprised of $1,612 in interest expense for the period from August 14, 2006 (inception) to May 31, 2008 and an additional $762 in interest expense for the six month period ended November 30, 2008.  This compares to $533 in interest expense for the six month period ended November 30, 2007.  The increase period over period is due primarily to the graduating amount of the balance over time.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of November 30, 2008, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended November 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2008.

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

Dated: January 12, 2009	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President, Chief Executive Officer, Chief Financial Officer, and Director