Form 10-Q
period 2009-02-28
GCA I ACQUISITION CORP
filed 2009-04-14
CIK 1379396

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of April 14, 2009.

GCA I ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED FEBRUARY 28, 2009

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheets – February 28, 2009 (unaudited) and May 31, 2008	F-1

Statement of Operations (unaudited) for the nine month period ending February 28, 2009, for the nine month period ending February 29, 2008, for the three month period ending February 28, 2009, for the three month period ending February 29, 2008, and for the cumulative period during the development stage from August 14, 2006 (inception) to February 28, 2009
F-2

Statement of Cash Flows (unaudited) for the nine month period ending February 28, 2009, for the nine months ending February 29, 2008, and for the cumulative period during the development stage from August 14, 2006 (inception) to February 28, 2009
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

The results for the period ended February 28, 2009 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2008.

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2009	2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$171	$509
Other receivable	105,407	27,957
Prepaid expense	772	-
Total current assets	$106,350	$28,466

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$122,141	$27,889
Notes payable to a stockholder, including accrued interest of $2,756 and $1,612 at February 28, 2009, and May 31, 2008, respectively	34,856	33,712
Total current liabilities	156,997	61,601

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding at February 28, 2009, and May 31, 2008	500	500
Deficit accumulated during the development stage	(51,147)	(33,635)

Total stockholders' deficit	(50,647)	(33,135)

Total liabilities and stockholders' deficit	$106,350	$28,466

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine month	For the nine month	For the three month	For the three month	For the period from
	period ending	period ending	period ending	period ending	August 14, 2006 (Inception)
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	to February 28, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general, and administrative expenses	$289,656	$7,667	$148,209	$2,277	$349,488
Reimbursed expenses	(273,288)	-	(133,557)	-	(301,097)
Selling, general, and administrative expenses, net	16,368	7,667	14,652	2,277	48,391

Other expense:
Interest expense-related party	1,144	918	382	385	2,756

Net loss	$(17,512)	$(8,585)	$(15,034)	$(2,662)	$(51,147)

Basic and diluted earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine month	For the nine month	For the period from
	period ending	period ending	August 14, 2006 (Inception)
	February 28, 2009	February 29, 2008	to February 28, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(17,512)	$(8,585)	$(51,147)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	1,144	918	2,756
Increase in other receivable	(77,450)	-	(105,407)
Increase in prepaid expense	(772)	-	(772)
Increase (decrease) in accounts payable and accrued expenses	94,252	(8,000)	122,141

Net cash used in operating activities	(338)	(15,667)	(32,429)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	-	17,100	32,100
Proceeds from advance from stockholder	-	-	-
Proceeds from issuance of shares of common stock	-	-	500

Net cash provided by financing activities	-	17,100	32,600

Net increase (decrease) in cash	(338)	1,433	171

Cash, beginning of period	509	1,385	-

Cash, end of period	$171	$2,818	$171

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and February 29, 2008

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

Merger & Acquisition

On March 27, 2009, the Company entered into a definitive Amended & Restated Agreement and Plan of Merger (the “Merger Agreement”) with each of Bixby Energy Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of the Company that was incorporated in Delaware on April 23, 2008 for purposes of effecting the transactions contemplated by the Merger Agreement (“Merger Sub”), Bixby Energy Systems, Inc. (“Bixby”), and Robert A. Walker, the founder, President and Chief Executive Officer of Bixby (“Mr. Walker”).  The Merger Agreement amended and restated a merger agreement entered into among the same parties as of May 7, 2008.

As a result of the Pending Merger:

•	Bixby will become a wholly owned subsidiary of the Company;

•	the officers and sole director of the Company prior to the effective time of the Pending Merger will resign;

•
by virtue of the conversion or exchange of Bixby securities for Company securities as contemplated by the Pending Merger (described in further detail under the heading “Conversion of Bixby Securities” below), Bixby securityholders before the Pending Merger will own between approximately 92% and 96% of the voting stock of the Company after consummation of the Pending Merger.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and February 29, 2008

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern - Continued

•	As soon as practicable following the effective time of the Pending Merger (i.e. following the change in control of the Company contemplated by the Pending Merger):

•	the board of directors of the Company will amend the bylaws of the Company to permit a board of directors ranging between one and twelve directors;

•	the board of directors of the Company will appoint as directors those persons who were directors of Bixby immediately prior to the Pending Merger; and

•	the board of directors of the Company will elect new officers of the Company who will be the same persons who were officers of Bixby immediately prior to the Pending Merger.

Upon consummation of the Pending Merger, Bixby’s assets and operations will become the assets and operations of the Company.

Bixby is an early-stage Minnesota-based company focused on the development and commercialization of certain energy and related technologies that it has identified as providing clean, economical, independent energy solutions.  Its principal focus currently is on the commercial exploitation of a system that converts certain types of coal into a combination of specialty carbon products including synthetic natural gas, semi-coke, activated carbon, coal tar and coal oils, products which, taken together, are expected to offer a significantly higher commercial value than coal.  It has patent applications pending on certain of the design features of this system.   Bixby has progressed through the initial R&D phases to the pilot scale.  The first commercial scale reference plant capable of producing a portfolio of carbon products is currently under development.  Although Bixby has not generated any revenues to date from operations utilizing this carbon conversion technology, Bixby management believes that it is positioned to become a significant and economically efficient producer of each of syngas, semi-coke, activated carbon, coal tar and coal oils.

In addition to its carbon conversion system, Bixby has acquired other technologies that it is in the process of further developing.  Among others, this includes a certain liquefaction technology that has been designed to work with the carbon conversion system and which is aimed at economically converting the semi-coke it produces through the system to a light sweet crude liquid synfuel.  Although there can be no assurance, Bixby management believes that this technology will be ready for commercialization within approximately the next two to three years.

Although there can be no assurance, Bixby’s planned business model involves the development, construction and operation of a limited number of plant facilities utilizing its proprietary coal conversion process and the subsequent domestic and international licensing of its technology to third party strategic partners coupled with the provision of extensive design, engineering, development and related technical consulting and related support services.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and February 29, 2008

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern - Continued

Bixby was founded in July of 2001.  It has never been profitable.  Although Bixby generated material revenues over the past two fiscal years (periods ending May 31, 2008 and May 26, 2007, respectively), it has incurred significant net losses for each of those years as reflected in the Bixby financial statements included in the Merger Agreement, a copy of which is annexed as Exhibit 10.1 to the current report on Form 8-K filed by the Company on April 2, 2009.  The revenues generated to date by Bixby were all derived from two business units unrelated to its carbon conversion technology.  One of those business units manufactures and sells a proprietary line of home-heating stove appliances but has been in a production halt and inventory liquidation process for over one year.  The other is a water-softener salts regional sales and distribution operation with a strategic link to the heating stove appliance business.

A more comprehensive description of the Merger Agreement is contained in a current report on Form 8-K filed by the Company on April 2, 2009 which report additionally includes, as Exhibit 10.1, a complete copy of the Merger Agreement, including all exhibits and schedules.

On April 10, 2009, the Company filed a joint proxy/registration statement on Form S-4 covering the issuance by the Company of the common shares and other securities in connection with the Pending Merger.

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

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $17,512 for the nine month period ending February 28, 2009. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the year ended May 31, 2008 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

Note 2 - Summary of Significant Accounting Policies

The results for the period ended February 28, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2008.

Principles of Consolidation

The accompanying consolidated financial statements present the results of operations of its wholly-owned subsidiary for the nine and three month period ending February 28, 2009. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and February 29, 2008

Note 2 - Summary of Significant Accounting Policies – Continued

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

At February 28, 2009, the Company's other receivable is entirely due from an acquisition target, which is located in the United States.

Other Receivable and Reimbursements

As part of the Pending Merger and pursuant to the terms of the Merger Agreement, Bixby agreed to pay the following:

•
As and when requested by the Company, and from May 7, 2008, the Company’s reasonable legal, accounting, independent auditing, and EDGARization service fees and expenses in connection with the preparation and filing of any and all required reports to be filed under the Exchange Act from through the earlier of (i) four business days following the effective time of the Merger Agreement, or (ii) the time at which the Merger Agreement shall have been terminated, if at all; and

•
As and when requested by the Company, its reasonable legal, accounting, independent auditing, and EDGARization/printing service fees and expenses in connection with the Pending Merger and the preparation, filing and dissemination of a joint proxy statement/ S-4 registration statement associated therewith, and all related federal and state securities law compliance associated with the Pending Merger.

Other receivable consists of administrative expenses incurred by the Company and reimbursable by an acquisition target. The matching reimbursement is recorded as a contra-expense in the accompanying financial statements.

At February 28, 2009, the Company had $105,407 in other receivables outstanding. Subsequent to February 28, 2009, the Company received payments amounting to $35,646 from the acquisition target.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses, and notes payable to a stockholder approximate their fair value due to their short-term maturities.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and February 29, 2008

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at February 28, 2009.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at February 28, 2009 consisted primarily of accrued professional fees.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and February 29, 2008

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

It is the belief of the Company that other new accounting pronouncements do not have a material effect on the financial statements of the Company.

Note 3 - Related Party Transactions

During the nine month period ending February 28, 2009, the Company incurred legal fees of $207,306 from a law firm for services rendered. The law firm is related to the Company by means of common ownership and management.  At February 28, 2009, the Company owed $86,229 to such law firm.

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

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and February 29, 2008

Note 3 - Related Party Transactions - Continued

At February 28, 2009, the Company had issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $2,756 at February 28, 2009.

Note 4 - Stockholders’ Deficit

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

Note 5 – Subsequent Event

As detailed in Note 1, supra, on March 27, 2009, the Company amended and restated the Merger Agreement with Bixby Energy Systems, Inc., and, on April 10, 2009, the Company filed a joint proxy/registration statement on Form S-4 covering the issuance by the Company of the common shares and other securities in connection with the Pending Merger.

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

Business Development

We were incorporated in the State of Delaware on August 14, 2006.  Since inception, we have been engaged in organizational efforts, obtaining initial financing, and efforts to identify and consummate a possible business combination.  Until we are able to acquire or merge with an existing operating company, our sole business purpose is to accomplish this objective.  Although we have entered into a definitive Agreement and Plan of Merger, originally as of May 7, 2008 and then in an amended and restated form as of March 27, 2009 (the “Merger Agreement”) with a target operating company, and have no reason to believe that this transaction (the “Pending Merger”) will not be consummated at some future date, transactions of this type generally are, and this one is, complicated and subject to many conditions that may or may not be satisfied, and there can be no assurance, as a result, that it will be completed.  If the transaction is completed, it is unlikely to occur for an indeterminable number of months following the date of this quarterly report.  A more comprehensive description of the Pending Merger and the Merger Agreement is contained in a current report on Form 8-K filed by us on April 2, 2009 which report additionally includes, as Exhibit 10.1, a complete copy of the Merger Agreement.

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

The Pending Merger

On March 27, 2009, GCA I Acquisition Corp., the registrant (“GCA”), entered into a definitive Amended & Restated Agreement and Plan of Merger (the “Merger Agreement”) with each of Bixby Energy Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of GCA that was incorporated in Delaware on April 23, 2008 for purposes of effecting the transactions contemplated by the Merger Agreement (“Merger Sub”), Bixby Energy Systems, Inc. (“Bixby”), and Robert A. Walker, the founder, President and Chief Executive Officer of Bixby (“Mr. Walker”).  The Merger Agreement amended and restated a merger agreement entered into among the same parties as of May 7, 2008.

As a result of the Pending Merger:

•	Bixby will become a wholly owned subsidiary of GCA;

•	the officers and sole director of GCA prior to the effective time of the Pending Merger will resign;

•
by virtue of the conversion or exchange of Bixby securities for GCA securities as contemplated by the Pending Merger (described in further detail under the heading “Conversion of Bixby Securities” below), Bixby securityholders before the Pending Merger will own between approximately 92% and 96% of the voting stock of GCA after consummation of the Pending Merger.

•	As soon as practicable following the effective time of the Pending Merger (i.e. following the change in control of GCA contemplated by the Pending Merger):

•	the board of directors of GCA will amend the bylaws of GCA to permit a board of directors ranging between one and twelve directors;

•	the board of directors of GCA will appoint as directors those persons who were directors of Bixby immediately prior to the Pending Merger; and

•	the board of directors of GCA will elect new officers of GCA who will be the same persons who were officers of Bixby immediately prior to the Pending Merger.

Upon consummation of the Pending Merger, Bixby’s assets and operations will become the assets and operations of GCA.

Bixby is an early-stage Minnesota-based company focused on the development and commercialization of certain energy and related technologies that it has identified as providing clean, economical, independent energy solutions.  Its principal focus currently is on the commercial exploitation of a system that converts certain types of coal into a combination of specialty carbon products including synthetic natural gas, semi-coke, activated carbon, coal tar and coal oils, products which, taken together, are expected to offer a significantly higher commercial value than coal.  It has patent applications pending on certain of the design features of this system.   Bixby has progressed through the initial R&D phases to the pilot scale.  The first commercial scale reference plant capable of producing a portfolio of carbon products is currently under development.  Although Bixby has not generated any revenues to date from operations utilizing this carbon conversion technology, Bixby management believes that it is positioned to become a significant and economically efficient producer of each of syngas, semi-coke, activated carbon, coal tar and coal oils.

In addition to its carbon conversion system, Bixby has acquired other technologies that it is in the process of further developing.  Among others, this includes a certain liquefaction technology that has been designed to work with the carbon conversion system and which is aimed at economically converting the semi-coke it produces through the system to a light sweet crude liquid synfuel.  Although there can be no assurance, Bixby management believes that this technology will be ready for commercialization within approximately the next two to three years.

Although there can be no assurance, Bixby’s planned business model involves the development, construction and operation of a limited number of plant facilities utilizing its proprietary coal conversion process and the subsequent domestic and international licensing of its technology to third party strategic partners coupled with the provision of extensive design, engineering, development and related technical consulting and related support services.

Bixby was founded in July of 2001.  It has never been profitable.  Although Bixby generated material revenues over the past two fiscal years (periods ending May 31, 2008 and May 26, 2007, respectively), it has incurred significant net losses for each of those years as reflected in the Bixby financial statements included in the Merger Agreement, a copy of which is annexed as Exhibit 10.1 to the current report on Form 8-K filed by us on April 2, 2009.  The revenues generated to date by Bixby were all derived from two business units unrelated to its carbon conversion technology.  One of those business units manufactures and sells a proprietary line of home-heating stove appliances but has been in a production halt and inventory liquidation process for over one year.  The other is a water-softener salts regional sales and distribution operation with a strategic link to the heating stove appliance business.

A more comprehensive description of the Merger Agreement is contained in a current report on Form 8-K filed by us on April 2, 2009 which report additionally includes, as Exhibit 10.1, a complete copy of the Merger Agreement, including all exhibits and schedules.

On April 10, 2009, the Company filed a joint proxy/registration statement on Form S-4 covering the issuance by the Company of the common shares and other securities in connection with the Pending Merger.

Plan of Operation

We have not realized any revenues from operations since August 14, 2006 (inception), and our plan of operation for the indefinite future shall be to continue to consummate the Pending Merger, or, if unsuccessful, to identify and pursue an alternate business combination.  We can provide no assurance that we can continue to satisfy our cash requirements going forward.  It is not anticipated at present that we will experience any change in our current number of employees until such time as we may consummate a business combination.

Comparison of Fiscal Periods Ended February 28, 2009 and February 29, 2008

Operational Expenses

Total net operating expenses were $48,391 for the fiscal period from August 14, 2006 (inception) through February 28, 2009, inclusive of $301,097 in reimbursable expenses from Bixby (see discussion in Liquidity and Capital Resources below).  Total net operating expenses were $14,652 for the three month period ended February 28, 2009, inclusive of $133,557 in reimbursable expenses from Bixby (see discussion in Liquidity and Capital Resources below).  Comparatively, total net operating expenses were $2,277 for the three month period ended February 29, 2008.  In each of these periods, these expenses constituted professional and related fees.  The increase in the period ended February 28, 2009 over the comparable previous reporting period was primarily attributable to expenses associated with the Pending Merger, particularly associated legal fees.

We incurred a net loss of $(51,147) for the fiscal period from August 14, 2006 (inception) through February 28, 2009, a net loss of $(15,034) for the three month period ended February 28, 2009, and a net loss of $(2,662) for the comparable three month period ended February 29, 2008.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
	Three Months Ended	August 14, 2006 (Inception) to
	February 28, 2009	February 28, 2009
Net cash (used) in operating activities	$(338)	$(32,429)
Net cash (used) in investing activities	$0	$0
Net cash provided by financing activities	$0	$32,600
Net increase (decrease) in cash and cash equivalents	$(338)	$171

Due to the fact that we have had no operations to date from which we derive any revenues, prior to May 7, 2008 and extending back to August 14, 2006 (inception), we had been dependent on loans from existing stockholders’ to fund our working capital needs.  Prior to May 31, 2008, we had borrowed a total of $32,100 from a single shareholder.  Although, to date, we have generated no revenues at all from operations, and we do not expect to generate any revenues from operations absent a merger or other combination with an operating company, as part of the Pending Merger and pursuant to the terms of the Merger Agreement, Bixby agreed to pay the following:

•
As and when requested by us, from May 7, 2008, our reasonable legal, accounting, independent auditing, and EDGARization service fees and expenses in connection with the preparation and filing of any and all required reports to be filed under the Exchange Act from through the earlier of (i) four business days following the effective time of the Merger Agreement, or (ii) the time at which the Merger Agreement shall have been terminated, if at all; and

•
As and when requested by us, our reasonable legal, accounting, independent auditing, and EDGARization/printing service fees and expenses in connection with the Pending Merger and the preparation, filing and dissemination of a joint proxy statement/ S-4 registration statement associated therewith, and all related federal and state securities law compliance associated with the Pending Merger.

Given that these expenses are the only material expenses that we reasonably expect to incur until such time as the Pending Merger is consummated, and assuming this obligation is consistently honored by Bixby, we believe that that the overwhelming majority of our working capital needs will be met through this arrangement until the Pending Merger is consummated, to the extent that this at some point occurs.  If the Merger Agreement is terminated for any reason, or Bixby fails to honor the obligation under the terms of the Merger Agreement, and, in any event, if there is a deficiency in our working capital needs beyond those amounts which Bixby is obligated to pay, it is management’s belief that it will become necessary to fund our working capital needs once again through loans from stockholders, or possibly from the sale of equity or debt securities to unrelated parties.  Because there is no commitment regarding any such financing in the event of such a contingency, there can be no assurance that such financing will be available to us at or about the time it may be required, either on terms favorable to us or at all.  And although as of the date hereof, our management has been told by Bixby management that Bixby has adequate financial resources to meet its obligations in the near-term, Bixby currently is an undercapitalized, development-stage company in a highly capital-intensive industry with a poor credit-rating, and there can be no assurance of its ability to meet its obligations to us in accordance with the terms of the Merger Agreement.

At February 28, 2009, we had cash of $171 and a working capital deficit of $(50,647).  At February 28, 2009, our only assets consisted of $171 in cash, $772 in prepaid expenses and $105,407 in other receivables from Bixby for expenses associated with the Pending Merger.  Without the other receivables from Bixby, our working capital deficit at February 28, 2009 would have been $(156,054).

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and to negotiate the Pending Merger.  No revenue from operations has been generated by the Company since August 14, 2006 (inception) to February 28, 2009.  It is highly unlikely the Company will have any revenues from operations unless it is able to effect an acquisition, or merger with an operating company, a result for which there can be no assurance.  In this regard, any revenue we derive from Bixby’s obligation to pay certain of our operating expenses as described under Liquidity and Capital Resources above is not considered revenue from operations.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded, maintaining its internal controls and reporting obligations under the Exchange Act, and pursuing the Pending Merger.  For this period, such net operating expenses (after reimbursement from Bixby of $301,097) amounted to $48,391.  This is comprised of $32,023 in such net expenses for the period from August 14, 2006 (inception) to May 31, 2008 and an additional $16,368 in such net expenses for the nine month period ended February 28, 2009 (after reimbursement from Bixby of $133,557).  This compares to $7,667 in such net expenses for the nine month period ended February 29, 2008.

Since August 14, 2006 (inception), interest expense has been exclusively comprised of notes payable to stockholders for working capital loans previously made.  For this period, such expense amounted to $2,756.

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

It is the belief of the Company that other new accounting pronouncements do not have a material effect on the financial statements of the Company.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of February 28, 2009, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended February 28, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009.

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

Dated: April 14, 2009	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President, Chief Executive Officer, Chief Financial Officer, and Director