Form 10-K/A
period 2008-05-31
GCA I ACQUISITION CORP
filed 2009-08-21
CIK 1379396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
Yes   ☒     No   ☐

At August 21, 2009, the Registrant’s common equity was not listed or traded on any exchange or quotation system and there was not any other public trading market for such securities or any other securities of the registrant.

At August 21, 2009, the Registrant had outstanding 5,000,000 shares of common stock of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GCA I ACQUISITION CORP.

Annual Report on Form 10-K/A
For the Fiscal Year Ended May 31, 2008

EXPLANATORY NOTE

This abbreviated Form 10-K/A amends the annual report of GCA I Acquisition Corp. on Form 10-K originally filed on August 29, 2008, but includes only the signature page and those certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in each case which had been incomplete as originally filed and, as included herein, are revised and complete in accordance with Form 10-K and Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2009	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), Treasurer (principal accounting officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael M. Membrado	Chief Executive Officer	August 21, 2009
(principal executive officer),
Chief Financial Officer
(principal financial officer),
Treasurer
(principal accounting officer), and
Director