Form 10-K
period 2009-05-31
GCA I ACQUISITION CORP
filed 2009-08-31
CIK 1379396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009
OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

Commission file number: 000-52431

GCA I ACQUISITION CORP.
(Exact name of Registrant as specified in its charter)

Delaware	14-1973529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

115 East 57th Street, 11th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(646) 486-9770
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

At August 28, 2009, the Registrant had outstanding 5,000,000 shares of common stock of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Fiscal Year Ended May 31, 2009

TABLE OF CONTENTS

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this annual report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of GCA I Acquisition Corp. (“GCA”, “we”, “us”, “our” or the “Registrant” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Our plans and objectives are based, in part, on assumptions involving the continued expansion of business.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this annual report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

We were incorporated in the State of Delaware on August 14, 2006.  Since inception, we have been engaged in organizational efforts, obtaining initial financing, complying with reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and efforts to identify and consummate a possible business combination.  Until we are able to acquire or merge with an existing operating company, our sole business purpose is to accomplish this objective.   Although we have entered into a definitive Agreement and Plan of Merger as of May 7, 2008, which agreement was superceded by a definitive Amended and Restated Agreement and Plan of Merger as of March 27, 2009 (as amended and restated, the “Merger Agreement”) with a target operating company, and have no reason to believe that this transaction (the “Pending Merger”) will not be consummated at some future date, transactions of this type generally are, and this one is, complicated, subject to many risks, and subject to many conditions that may or may not be satisfied, and there can be no assurance, as a result, that it will be completed.  If the transaction is completed, it is unlikely to occur for an indeterminable number of months from the date of this annual report.  A copy of the Merger Agreement is annexed as Exhibit 10.1 to the current report on Form 8-K filed by us on April 2, 2009.

We selected May 31 as our fiscal year end.  We maintain our principal executive offices at 115 East 57th Street, 11th Floor, New York, NY 10022.

Our Business

Based on our proposed business activities, we are what is known as a “blank check” company.  The U.S. Securities and Exchange Commission (the “SEC”) defines “blank check” companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”  Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Our management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, unless and until we have successfully concluded a business combination.  We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we continue to be subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate short-term earnings.  Given the Pending Merger, we have curtailed for the time being our efforts in seeking out alternative target companies with which to combine.  However, to the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we will not restrict our potential candidate target companies to any specific business, industry or geographic location and may, as a result, acquire any type of business.

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

(d)    Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

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

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction, including the Pending Merger.  As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by our stockholders.  The terms of the Pending Merger are such that our sole director currently, Michael M. Membrado, will not be a director in the event that the transaction is completed.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, auditors, attorneys and others.  If a decision is made not to pursue or otherwise participate in a specific business opportunity, the costs then previously incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, including the Pending Merger, the failure to consummate that transaction may result in our loss of some or all of the related costs incurred.

We presently have no employees apart from our management.  Our sole officer and director is engaged in outside professional pursuits and business activities, most notably a legal practice, and devotes to our business only limited time beyond that for which his firm is paid legal fees.  We expect no significant changes in the number of our employees unless and until we consummate a business combination, including the Pending Merger.

The Pending Merger

On March 27, 2009, we entered into a definitive Amended and Restated Agreement and Plan of Merger with each of Bixby Energy Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of GCA that was incorporated on April 23, 2008 (“Merger Sub”), Bixby Energy Systems, Inc. (“Bixby”), and Robert A. Walker, the President, Chief Executive Officer and Chairman of the board of directors of Bixby (“Mr. Walker”).  This Merger Agreement amended and restated a prior merger agreement entered into among the same parties as of May 7, 2008.

As a result of the Pending Merger:

•	Bixby will become a wholly-owned subsidiary of GCA;

•	the officers and sole director of GCA prior to the effective time of the Pending Merger will resign; and

•
by virtue of the conversion or exchange of Bixby securities for GCA securities, Bixby securityholders before the Pending Merger will own between approximately 92% and 96% of the voting stock of GCA after closing of the Pending Merger.

As soon as practicable following the closing of the Pending Merger (i.e. following the change in control of GCA contemplated by the Pending Merger):

•	the board of directors of GCA will amend the bylaws of GCA to permit a board of directors ranging between one and twelve directors;

•	the board of directors of GCA will appoint as directors those persons who were directors of Bixby immediately prior to the closing of the Pending Merger; and

•	the board of directors of GCA will elect new officers of GCA who will be the same persons who were officers of Bixby immediately prior to the closing of the Pending merger.

Upon closing of the Pending Merger, Bixby’s assets and operations will become the assets and operations of GCA.

Bixby is an early-stage company focused on the development and commercial exploitation of a system that converts certain types of coal into a combination of specialty carbon products including synthetic natural gas, semi-coke, activated carbon, coal tar and coal oils, and, pending further development in terms of cost reduction/efficiency, a light, sweet crude synfuel, products which, taken together, are expected to offer a significantly higher commercial value than coal.  It has patent applications pending on certain of the design features of this system.  Bixby has progressed through the initial R&D phases to the pilot scale.  The first commercial scale reference plant capable of producing a portfolio of carbon products is currently under development.  Although Bixby has not generated any revenues to date from operations utilizing this carbon conversion technology, Bixby management believes that it is positioned to become a significant and economically efficient producer of each of synthetic natural gas, semi-coke, activated carbon, coal tar and coal oils, or a licensor of technology that will enable licensees to do the same.

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

Bixby’s business model for the future is currently in the research and development stages and, as such, undetermined.  While there is a possibility that Bixby will determine to focus exclusively on the exploitation of its technology through a model that contemplates Bixby’s involvement and risk solely to the extent of those products directly generated through its technology (i.e. synthetic natural gas, semi-coke, activated carbon, coal oils, coal tars, and, eventually, crude oil), it is also considering involvement in enterprises which involve products that are derived from certain of those products, including coal-based gas-fired electric power plants.  In any case, and although there can be no assurance, Bixby expects to build its business principally on the basis of single or multi-plant projects pursued in accordance with any one of three different types of project models:

•	Independent Bixby projects;
•	Strategic joint venture projects; and
•	Pure licensing projects.

Bixby was founded in July of 2001.  It has never been profitable.  Although Bixby generated material revenues in certain prior years since its inception in 2001 (none of which led, or even came close to leading, to profitability during corresponding fiscal periods), such revenues were exclusively generated from two business units neither of which remains a focus of Bixby’s business plan.  One of these business units had been manufacturing and selling corn and wood-pellet burning home-heating stoves (and related accessories) but, following an industry-wide slowdown and resulting inventory glut, has been in a production halt and inventory liquidation process for over two years.  The other business unit is a water-softener salts regional sales and distribution operation in Minnesota and certain of the surrounding states which Bixby acquired in 2004 as a strategic component of its then business plan which it has since sold, and which is no longer part of Bixby’s operations.

The obligations of the parties to consummate the Pending Merger are subject to the satisfaction on or before the closing date of the Pending Merger of the following conditions, among others:

•	the Pending Merger and the Merger Agreement having been approved by the Bixby stockholders in accordance with the Delaware General Corporation Law and Bixby’s certificate of incorporation and bylaws;

•	the shares of GCA common stock and other securities issuable as part of the Pending Merger having been duly authorized; and

•
a combination S-4 registration statement covering the securities to be issued in the Pending Merger and joint merger proxy statement (the “S-4 Registration/Merger Proxy Statement”) having become effective under the Securities Act, having been delivered to all required recipients, and having not become the subject of any stop order or proceeding seeking a stop order.

In addition, the obligations of GCA and Merger Sub to consummate the Pending Merger are subject to satisfaction (or waiver by GCA in its sole discretion) on or prior to the closing date of the following conditions:

•	Mr. Walker having delivered an executed voting agreement;

•	In general, each of the representations and warranties of Bixby and Mr. Walker set forth in the Merger Agreement being true and correct as of the closing date;

•
Bixby having obtained the requisite approval of its stockholders to the amendment of it’s certificate of incorporation to revise the terms of it’s Series A convertible preferred stock to provide that the Series A convertible preferred stock will convert into GCA common stock on an as-converted basis in the Pending Merger in accordance with the Delaware General Corporation Law and its certificate of incorporation and bylaws;

•
Bixby having entered into exchange agreements with a number of the holders of Bixby convertible debt securities satisfactory to GCA in its exclusive discretion, and performance by the holders of their obligations under such exchange agreements having been satisfied;

•
Bixby having entered into exchange agreements with a number of the holders of Bixby common stock purchase warrants satisfactory to GCA in its exclusive discretion, and performance by the holders of their obligations under such exchange agreements having been satisfied;

•
Bixby having entered into exchange agreements with a number of the holders of Bixby Series A convertible preferred stock purchase warrants satisfactory to GCA in its exclusive discretion, and performance by the holders of their obligations under such exchange agreements having been satisfied; and

•	GCA, at the expense of Bixby, having procured directors and officers liability insurance coverage in an aggregate amount, and from a carrier, satisfactory to GCA.

In addition, the obligation of Bixby to consummate the Pending Merger is subject to satisfaction (or waiver by Bixby in its sole discretion) on or prior to the closing date of the following conditions:

•	In general, each of the representations and warranties of GCA set forth in the Merger Agreement being true and correct as of the closing date as if made at and as of the closing date;

•
The holders of no more than twenty percent (20%) of the Bixby shares eligible for appraisal rights under the Delaware General Corporation Law having taken the steps necessary steps to perfect their appraisal rights as determined immediately prior to the effective time of the Pending Merger;

•	Bixby having received resignations of each of the officers of GCA, effective, in each case, as of the effective time of the Pending Merger; and

•
GCA having duly authorized and filed the amendments to its certificate of incorporation relating to a required 7-for-10 reverse stock-split and an increase in its authorized common stock to 200 million shares, and GCA having outstanding no securities other than 3.5 million shares of its common stock.

The Merger Agreement may be terminated and the Pending Merger and the related transactions may be abandoned at any time prior to the effective time of the Peending Merger, even though requisite approval has been obtained, as follows:

•	by mutual written consent duly authorized by the boards of directors of each of GCA, Merger Sub and Bixby;

•	by GCA:

•	to the extent that the effective time of the Pending Merger shall not have occurred on or before December 31, 2009;

•
if GCA reasonably concludes that material information regarding Bixby and/or its subsidiaries that it determines to include in the S-4 Registration/Merger Proxy Statement has been unreasonably withheld by Bixby and/or its subsidiaries;

•	if Bixby unreasonably withholds its approval as to the accuracy and completeness of the S-4 Registration/Merger Proxy Statement;

•	if Bixby’s independent auditors resign due to a disagreement with management of Bixby or any of its officers and/or directors;

•	upon a material breach of any representation, warranty, covenant or agreement on the part of Bixby set forth in the Merger Agreement;

•
if any representation or warranty of Bixby shall have become materially untrue unless (i) the breach is curable by Bixby through the exercise of its best efforts and for so long as Bixby continues to exercise such best efforts, and (ii) the breach is the direct or indirect result of obligations arising under or are otherwise reasonably contemplated by any other provision of the Merger Agreement; or

•	if any condition to Bixby’s obligation to complete the Pending Merger is not met;

•	by Bixby:

•
if Bixby’s stockholders fail to approve the Pending Merger and the Merger Agreement within a reasonable period following good faith compliance by Bixby and Mr. Walker with their respective obligations under the Merger Agreement;

•
upon a material breach of any representation, warranty, covenant or agreement on the part of GCA set forth in the Merger Agreement, or if any representation or warranty of GCA shall have become materially untrue unless (i) the breach is curable by GCA through the exercise of its best efforts and for so long as GCA continues to exercise such best efforts, and (ii) the breach is the direct or indirect result of obligations arising under or are otherwise reasonably contemplated by any other provision of the Merger Agreement; or

•	if any condition to GCA’s obligation to complete the Pending Merger is not met.

The foregoing description of the Merger Agreement is incomplete and is qualified in its entirety by the Merger Agreement itself, a copy of which is included as Exhibit 10.1 to the current report on Form 8-K filed by us on April 2, 2009.

On August 14, 2009, GCA and Bixby jointly engaged a certain middle-market, boutique FINRA member investment bank on an exclusive basis to assist them in obtaining project financing for Bixby’s pilot carbon conversion technology plant in Chelyan, West Virginia.  While, subject to the availability of financing, the plant is expected to eventually consist of a system incorporating four full-scale units and one quarter-scale unit, the financing contemplated by the engagement will include only an amount required to cover the capital expenditure requirements associated with the one quarter-scale unit and a single full-scale unit, together with an as-yet undetermined amount of associated operating and overhead capital.  It is contemplated that a financing may occur in one or series of transactions.  Any financing introduced or arranged by the investment bank is contingent upon the closing of the Pending Merger, and it is anticipated that a financing will occur contemporaneously with the closing of the Pending Merger. Currently no terms, structure or pricing of any financing have been established, and it is possible that any such financing shall not have occured as of the time the Pending Merger closes.

Under the terms of the engagement agreement, the investment bank or its affiliates will, to the extent requested by GCA and Bixby:

•	Develop a master plan for financing the project;

•	Perform due diligence on GCA and Bixby and the project at a level commensurate with the type of investor and structure that becomes contemplated in the proposed financing;

•	Assist in the preparation of offering materials with respect to the proposed financing;

•	Introduce GCA and Bixby to potential investors, which are anticipated to be institutional investors;

•	Develop a strategy to effectuate, and assist in structuring and negotiating, the proposed financing;

•	Act as a placement agent in the sale of equity, debt or convertible securities in the proposed financing.

The engagement agreement provides for payment of a monthly retainer to the investment bank for four months, payable by Bixby, and if the proposed financing is consummated, the investment bank will be entitled to a transaction fee which will be comprised of a combination of cash and equity interests.  Under the terms of the engagement agreement, the investment bank will not be entitled to the transaction fees if a financing is undertaken by GCA or Bixby with certain preexisting prospects of Bixby.  In that case, the parties will negotiate appropriate compensation for services provided by the investment bank based on industry standards, in advance of the consummation of such a financing.

Bixby will reimburse the investment bank for it’s reasonable, pre-agreed expenses in connection with its engagement.

The engagement agreement provides that during the term of the investment bank’s engagement:

•
neither GCA nor Bixby will solicit any offers from any parties in connection with a financing and they will advise the investment bank of any indications of interest to participate in the proposed financing;

•	GCA and Bixby will keep confidential, and not provide to any third party, materials relating to the proposed financing without the investment bank’s consent.

The engagement agreement grants the investment bank a right of first refusal to finance:

•	on a project basis, the further expansion of the Chelyan, West Virgina reference plant beyond the scope of the pilot project;

•	on a project basis, any additional plants to be controlled by GCA;

•	on a corporate finance basis, GCA for a period of 24 months following the closing of a financing contemplated by the engagement agreement.

Under the engagement agreement, each of GCA and Bixby agree to indemnify the investment bank against any claims arising from GCA’s or Bixby’s respective acts or omissions in the performance of their agreements or from any untrue statements or omissions from information furnished by them to the investment bank, upon terms that are customary under investment banking agreements.

The Company and Bixby acting jointly, or the investment bank, may terminate the engagement agreement at any time upon written notice.  Termination of the engagement agreement will not effect any of the following obligations of GCA or Bixby:

•
to pay the investment bank compensation earned up to the date of the termination, or which becomes payable to the investment bank after termination arising from consummation of a financing by investors introduced by the investment bank within 24 months after termination;

•	arising from any financing under the investment bank’s right of first refusal to provide or arrange future financings, or

•	to reimburse the investment bank its reimbursable expenses.

No assurance can be given that any financing of GCA or Bixby will result from the relationship with the investment bank described above, and if a financing does occur, GCA cannot predict what the structure, terms or pricing of that financing would be or what effect it would have on the rights of GCA’s stockholders and other securityholders.

ITEM 1A.  RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Risks Associated with Our Business and the Pending Merger

There is uncertainty as to our ability to continue as a going concern.

Our financial statements for the period ended May 31, 2009, which are included in Item 8 of this Annual Report on Form 10-K, as well as the accompanying report of our independent registered public accounting firm on our financial statements (included on Page F-1), call into question our ability to operate as a going concern.  This conclusion is based on our net losses and cash used in operations.  Those factors, as well as uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern.  Although we expect that we will be able to meet our expenses going forward based on Bixby’s obligation under the terms of the Merger Agreement to pay what amounts to almost all of our expenses, as well, potentially, as loans and/or equity investments from shareholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms, for which there is no existing commitment and for which there can be no assurance.

If Bixby fails to pay our expenses in accordance with the Merger Agreement, it is unlikely that we will be able to meet our financial obligations.

Although, to date, we have generated no revenues at all from operations, and we do not expect to generate any revenues from operations absent a merger or other combination with an operating company, as part of the Pending Merger and pursuant to the terms of the Merger Agreement, Bixby agreed to pay, from and after May 7, 2008, our reasonable legal, accounting, independent auditing, and EDGARization/printing service fees and expenses in connection with (a) the preparation and filing of any and all required reports to be filed under the Exchange Act from and after May 7, 2008 through the earlier of (i) four business days following the consummation of the Pending Merger, or (ii) the time at which the Merger Agreement shall have been terminated, if at all, in accordance with its terms, and (b) the Pending Merger and the preparation, filing and dissemination of the S-4 Registration/Merger Proxy Statement and all related federal and state securities law compliance associated with the Pending Merger.  Given that these expenses are the only material expenses that we reasonably expect to incur until such time as the Pending Merger is consummated, and assuming this obligation is consistently honored by Bixby, we believe that that the overwhelming majority of our working capital needs will be met through this arrangement until the Pending Merger is consummated, to the extent that this at some point occurs.  If the Merger Agreement is terminated for any reason, or Bixby fails to honor the obligation under the terms of the Merger Agreement either on a timely basis or at all, and, in any event, if there is a deficiency in our working capital needs beyond those amounts which Bixby is obligated to pay, it is management’s belief that it will become necessary to fund our working capital needs once again through loans from stockholders, or possibly from the sale of equity or debt securities to unrelated parties.  Because there is no commitment regarding any such financing in the event of such a contingency, there can be no assurance that such financing will be available to us at or about the time it may be required, either on terms favorable to us or at all.  And although, as of the date hereof, our management has been told by Bixby management that Bixby expects to be able to meet its obligations to us in the near-term, Bixby has been seriously delinquent in meeting its obligations to us since approximately January of 2009 and continues to be in substantial arrears to us.  At May 31, 2009, Bixby owed us $182,101.21, and at August 28, 2009, Bixby owed us $78,101.21.  There can be no assurance of its ability to meet its obligations to us in accordance with the terms of the Merger Agreement.  If Bixby fails to pay our expenses in accordance with the Merger Agreement, it is unlikely that we will be able to meet our financial obligations.

Our business will have no revenues unless and until we merge with or acquire an operating business.

Since August 14, 2006 (inception), and as of May 31, 2009, we had incurred a net loss of $116,146.  Because we do not anticipate having any revenues until such time as we consummate a business combination with an operating company that has or eventually develops revenues, and will likely have to finance operating expenses until such time as we are able to consummate such a transaction through the contractual arrangement that we have (through the Merger Agreement) with Bixby whereby Bixby pays certain of our expenses (or other similar arrangements), proceeds obtained from shareholder loans, or sales of equity, we are likely to incur a net operating loss that will increase continuously until we are able to consummate such a transaction.  There can be no assurance, however, that we will be able to consummate the Pending Merger or, alternatively, to identify a another suitable target in this regard and consummate a business combination, either eventually or at all.

Our business is difficult to evaluate because we have no operating history.

Because we are a development-stage company with no operating history or revenue and only minimal assets, meaningfully evaluating our prospects is uniquely challenging.  Until such time as we consummate the Pending Merger, or alternatively are able to identify and consummate some other business combination with an operating company, if at all, and potentially even thereafter to the extent that we combine with another development-stage entity, prospective investors will not have the benefit of being able to assess future operating performance on the basis of historical operating performance.

It should not be assumed that the Pending Merger will be consummated.

Among other conditions, consummation of the Pending Merger is subject to (i) the preparation and filing by us, and the causing to be declared effective by the SEC, of the S-4 Registration/Merger Proxy Statement, (ii) Bixby shareholder approval, and (iii) no more than 20% of Bixby dissenting shareholders exercising their rights of appraisal.  Further, in accordance with its terms, the Merger Agreement may only be terminated by Bixby if (i) Bixby’s stockholders shall have failed to duly approve the Pending Merger and the Merger Agreement within a reasonable period following good faith compliance by Bixby with certain of its obligations, or (ii) we breach any representation, warranty, covenant or agreement on our part contained in the Merger Agreement which breach is not curable by us through our best efforts and for so long as we continues to exercise such best efforts.   There can be no assurance that all of the conditions to closing of the Pending Merger will be satisfied or that events will not occur that will give rise to a justified termination of the Merger Agreement on the part of Bixby prior to closing.  In the event that some or all of the conditions to closing are not satisfied, or that events occur that give rise to a justified termination of the Merger Agreement on the part of Bixby prior to closing, the Pending Merger may not be consummated.

If the Pending Merger is consummated, we may still be an early-stage company.

Although Bixby has had operations and revenues in the past, given a change in its business plan that has occurred over the past few years, Bixby remains an early-stage technology company insofar as (i) it is devoting substantially all of its efforts to establishing a new technology-based business, and (ii) its planned principal operations associated with such new technology-based business have not yet commenced.  To the extent that the Pending Merger is consummated, it is likely to occur at a point at which Bixby’s status as an early-stage technology company shall not have changed.  As such, we would likely, following consummation of the Pending Merger, become an early-stage technology company and be subject to all the attendant risks and uncertainties associated with early-stage technology companies, including without limitation:

•	Failures in system performance and reliability;
•	Inability to scale technology;
•	Unanticipated costs in getting systems commercialized;
•	Unanticipated costs in establishing potential markets;
•	High costs of ongoing research and development;
•	System obsolescence;
•	Business model non-feasibility;
•	Inability to establish potential markets;
•	Inability to adequately protect intellectual property;
•	Infringement on the intellectual property rights of others;
•	Intense market competition from other technologies;
•	Competition for employee talent; and
•	Inability to manage rapid growth.

If the Pending Merger is consummated, our business will be based on a technology with very limited testing, no independent verification, and no prior commercial history.

Although our management has been told that testing results of Bixby’s carbon conversion technology have indicated that, using bituminous coal, the system is capable of reliably yielding an output of high quality synthetic natural gas and semi-coke, to date, the Bixby technology has not been extensively tested or independently evaluated and assessed, and has had no prior commercial history.  Further, the scalability of the technology has not been demonstrated to date and remains a theoretical matter.  Although objectively independent testing and verification processes are expected to be performed in the near future, the technology may not ultimately meet reliability, efficiency, scalability, or other performance targets, and its production output may fall short of minimally acceptable qualitative standards given benchmark economic objectives.  If the Pending Merger is consummated, and the Bixby carbon conversion technology system fails to consistently perform at levels that enable a cost-effective energy conversion process based on prevailing market coal prices, natural gas prices, and the value of the system’s solid carbon product output, or it fails to do so without undesirable environmental consequences, or it cannot be scaled below or beyond certain levels, or we are unable to effectively manage the implementation of the technology despite its performance capabilities, our business and operating results are likely to be seriously harmed.

If the Pending Merger is consummated, we will require substantial additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

At May 31, 2009, we had $13,151 in cash and cash equivalents.  If the Pending Merger is consummated, we will likely need to raise substantial additional capital in fiscal years 2010 and beyond through equity and debt financing for continued technology research, development and commercialization, for any specific projects that we determine to develop, to support possible additional expansion of our existing operations, and for our general and administrative expenses from operations.  We may also need to raise funds in order to respond to competitive pressures or acquire complementary products, services, businesses and/or technologies.   We cannot provide any assurance that any such financing will be available to us in the future on acceptable terms or at all.  If the Pending Merger is consummated, and if we cannot raise required funds on acceptable terms, we may not be able to, among other things:

•	insure the integrity of, and/or continue to develop, our technology;
•	commercially exploit our technology;
•	pursue existing or new plant development projects;
•	maintain our general and administrative expenses at required levels, including the hiring and training of personnel;
•	develop and expand our operations and business infrastructure; or
•	respond to competitive pressures or unanticipated capital requirements.

If the Pending Merger is consummated, it will expose us to risks inherent in a commodity business.

Bixby’s business plan is focused on the exploitation of a technology that produces certain carbon-based energy products including synthetic natural gas and, eventually, light, sweet, crude oil, both of which are subject to commodity pricing.  While part of Bixby’s business model is expected to involve projects involving joint venture and licensing arrangements in relation to which Bixby will maintain no direct economic risk associated with the market price volatilities of natural gas (because the synthetic natural gas produced through operation of the system, or any value attributed thereto, will have been exclsuively for the account of a party other than Bixby), a significant percentage of the projects pursued by Bixby are expected to involve arrangements in relation to which Bixby will maintain a direct economic risk associated with the market price volatilities of natural gas, and a much higher percentage of projects pursued by Bixby are expected to eventually involve arrangements in relation to which Bixby will maintain a direct economic risk associated with the market price volatilities of crude oil.  Moreover, Bixby may pursue and become involved in projects in which its economic returns are tied more directly to the sale of other products that are generated from the products produced by its technology, such as electricity.  To the extent that the Pending Merger is consummated, and although management believes that the technology holds the potential for enabling Bixby to become a low cost producer of its various energy products, in the final analysis, we will likely be subject to a significant degree to the vagaries of the energy markets which are ultimately characterized by commodity pricing.  While this is true in relation to the natural gas and crude oil products, the prices of which can and do fluctuate regularly and significantly, it could be even more pronounced in relation to electrical energy, the price of which is particularly volatile and the relatively small producers of which (those with plants in the 50 MW or lower range) are often forced to limit operation of their plants exclusively to peak-load conditions when prices spike in order to maintain profitability.

If the Pending Merger is consummated, it will expose us to risks associated with the fact that our projects will be subject to an extensive and expensive governmental approval process which could delay the implementation of our business strategy.

Producing and selling gas, liquid fuels, and/or electricity are all highly regulated activities in many markets around the world.  We believe that, to the extent that the Pending Merger is consummated, our projects will be supported by the governmental agencies in the areas where the projects will operate because coal-based technologies, particularly so-called “clean coal” technologies, tend to be viewed favorably by most governments in areas where there is an abundance of coal.  However, in the U.S., as well as in other markets around the world, including many developing markets, the regulatory environment is often uncertain and can change quickly, often with contradictory regulations or policy guidelines being issued and generally at a high economic cost.  In some cases, government officials have different interpretations of such regulations and policy guidelines and project approvals that are obtained by us could later be deemed to be inadequate.  Furthermore, new policy guidelines or regulations could alter applicable requirements or require that additional levels of approval be obtained, in each case adding expense.  If the Pending Merger is consummated and we are unable to effectively complete the government approval process in some or all of those jurisdictions in which we intend to operate, our business prospects and operating results will be adversely affected.

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

If the Pending Merger is consummated, we will still be a company in an early stage of development.  Despite the fact that our proposed business strategies in such event will incorporate our senior management’s then-current best analysis of potential markets, opportunities and difficulties that face us, no assurance can be given that the underlying assumptions upon which they base their decisions will accurately reflect current trends in our industry or our prospective customers’ reaction to our products and services, or that such products or services will be embraced, or even accepted, by the market.  Our business model and strategies may and likely will change substantially from time to time as our senior management reassesses its opportunities from time to time and reallocates its resources, and any such model and/or strategies may be changed or abandoned at any point in the process.  If the Pending Merger is consummated and we are unable to develop or implement any such model or strategies through our projects and our technology, we may never achieve profitability.  And even if we do achieve profitability, we can predict neither its sustainability nor its level.

If the Pending Merger is consummated, our business model  may be highly capital intensive.

Bixby’s definitive business model for the future is currently in the research and development stages and, as such, undetermined.  If the Pending Merger is consummated, therefore, there can be no assurance as to what our business model will be.  While there is a possibility that Bixby will determine to focus exclusively on the exploitation of its technology through a model that contemplates Bixby’s involvement and risk solely to the extent of those products directly generated through its technology (i.e. synthetic natural gas, semi-coke, activated carbon, coal oils, coal tars, and, eventually, crude oil), it is also considering involvement in enterprises which involve products that are derived from certain of those products, including coal-based gas-fired electric power plants.  Some contemplated business models in this regard, including those that involve any participation by Bixby in the development and/or re-development of electric power plants, are considerably more capital intensive than others.  To the extent that the Pending Merger is consummated, then, there can be no assurance as to the degree of capital intensity of our business model.  Although it may be possible to rely to a significant extent on debt financing over time, substantial debt financing is unlikely to be a realistic option in the near-term and a high degree of capital intensity could lead to the need to raise additional equity financing, thereby resulting in dilution to the interests of existing shareholders.

If the Pending Merger is consummated, we may become involved in building projects that are subject to rigorous environmental and/or related operational regulations, review and approval, and there can be no assurance that we will be able to obtain such approvals, satisfy applicable requirements, or maintain approvals once granted.

If the Pending Merger is consummated, we may become involved in building projects, including gas, liquid fuel, solid carbon, and/or power plants, which will be subject to stringent laws and regulations governing the discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise relating to environmental protection.  Numerous governmental agencies, such as the U.S. Environmental Protection Agency in the United States, individual state environmental regulatory authorities, and many others in foreign jurisdictions throughout the world, issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial potential administrative, civil and criminal penalties or may result in injunctive relief for failure to comply.  These laws and regulations may require the commissioning of environmental impact and design assessment reports and/or public hearings before approval of a project can be obtained or the acquisition of various permits before construction and/or operations at a facility commence (including, for example, coal handling and storage permits, air quality permits, wastewater runoff permits and operating permits), they may restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with such activities, or limit or prohibit construction activities on certain lands lying within wilderness, wetlands, ecologically sensitive and/or other protected areas and they may impose substantial liabilities for pollution resulting from operations.  While obtaining such approvals and permits can be a time and cost-consuming endeavor for any entity required to do so, the difficulty of the process is likely to be pronounced for the Company if the Pending Merger is consummated because Bixby’s technology is believed to be unique and not easily categorized for purposes of bureaucratic process and procedure.  Although we expect to diligently seek to be in substantial compliance with current applicable environmental laws and regulations to the extent that the Pending Merger is consummated, there can be no assurance that we will not experience substantial delays and/or difficulties in pursuing building and related plant development projects due to environmental and/or related operational regulatory compliance or that we will not experience any material adverse effect due to compliance or non-compliance with existing environmental and/or related operational requirements in the future.

If the Pending Merger is consummated, we may incur substantial liabilities to comply with climate control legislation and regulatory initiatives.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere.  Carbon dioxide, a byproduct of burning fossil fuels such as natural gas (including synthetic natural gas), is an example of a greenhouse gas.   If the Pending Merger is consummated, and Bixby determines to become, on its own or with one or more partners, an independent or other producer of electrical power, any plants that it operates will likely release a significant amount of carbon dioxide (CO2).  In response to the many studies that have been conducted, many countries, including the United States, are actively considering legislation that would impose significant economic disincentives for emitting CO2 and other greenhouse gases, and many states in the United States have already taken legal measures, to reduce such emissions.  If the Pending Merger is consummated, new legislation or regulatory programs that restrict emissions of greenhouse gases – or otherwise impose costs on such emissions beyond a certain level – in areas in which we conduct or intend to conduct business could have a material adverse affect on our operations, costs and ability to operate our plants.

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

M.M. Membrado, PLLC, a corporate and securities law firm and an affiliate of Michael M. Membrado, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and the record holder of 50% of our outstanding common stock, is currently acting as our legal counsel and has been doing so since inception.  Because of a significant increase in the legal services needs of the Company during this period in time given the Pending Merger, however, and since May 7, 2008, the Company has been paying M.M. Membrado, PLLC for such services pursuant to a formal engagement, which, prior to May 7, 2008, had not been the case.  Certain economic and other conflicts of interest are now inherent in Mr. Membrado’s concurrent roles as principal in M.M. Membrado, on the one hand, and President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and sole Director of the Company, on the other, which conflicts include but may not be limited to the following:

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

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities.  A large number of established and well-financed entities, including other public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.   Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do.  Consequently, we will be at a competitive disadvantage in being able to identify attractive business opportunities and successfully complete a business combination.  These competitive factors may reduce the likelihood of our ultimately being able to successfully identify and consummate a business combination.

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

While seeking a business combination, our management devotes a limited number of hours per week in total to the Company’s affairs.  Our officers have not entered into a written employment agreement with us and are not expected to do so in the foreseeable future.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination, including the Pending Merger.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies without previously prepared and/or audited financial statements may delay or preclude acquisition.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the company involved.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an otherwise potentially suitable acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain within a certain timeframe the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act remain applicable.

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

To date, we have neither conducted nor obtained from others results of market research concerning prospective business opportunities.  Other than the Pending Merger, we have no assurances, as a result, that market demand exists for a merger or acquisition as contemplated by us.  Also other than the Pending Merger, our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available.  There can be no assurance that we will be able to complete a business combination on terms favorable to us, including the Pending Merger.  Decisions as to which business opportunities we will pursue will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Risks Associated with Our Common Stock

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

No sale of our shares of common stock have ever been registered under the Securities Act or the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and, in connection therewith or thereafter, we file a registration statement under the Securities Act and take any other steps that may be required under applicable law, including the filing of a Form 211 with FINRA.  Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

The fact that GCA is a “shell company” within the meaning of certain regulations means that holders of our common stock are subject to certain restrictions on their ability to sell their shares pursuant to the resale exemptions from registration provided by Rule 144 (“Rule 144”) under, or Section 4(1) of, the Securities Act, and this further limits the liquidity of our common stock.  Specifically, holders of shares of common stock of a “shell company” areonly  permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a merger or other transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain financial and information regarding the company in relation to which the business combination was consummated on a Current Report on Form 8-K within four business days thereafter.

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

To the extent that we consummate a business combination, including the Pending Merger, we may seek the listing of our common stock on NASDAQ (Global or Capital Markets) or another stock exchange, either immediately or after some period of time.  There can be no assurance, however, that we will be able to meet the initial listing standards of either of those or any other stock exchange at such time, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange.  After completing a business combination, including as applicable the Pending Merger, until our common stock is listed on one of the national stock exchanges, for which there can be no assurance, we expect that our common stock would be eligible to trade on the OTC Bulletin Board (the “OTCBB”).  The OTCBB, however, is not an exchange and, because obtaining accurate quotations as to the market value of a given security on the OTCBB is not always possible, and because trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a national exchange (including NASDAQ Global or Capital Markets), sellers of securities traded on the OTCBB are likely to have more difficulty disposing of their securities than sellers of securities that are listed on a national exchange.

We cannot assure you that following a business combination with an operating business, our common stock will not be subject to the “penny stock” regulations, which would likely make it more difficult to sell.

To the extent that we consummate a business combination, including as applicable the Pending Merger, and our common stock becomes listed for trading on a quotation service, our common stock may constitute a “penny stock,” which generally is a stock trading under $5.00 and that is not registered on a national securities exchange (including NASDAQ).  The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors that own shares of such stocks to sell them.  Prior to a transaction in a penny stock, a broker-dealer is required to:

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

Because most institutional investors will generally only invest in securities that are followed by one or more securities analysts from major securities brokerage firms, and the involvement of institutional investors is generally considered to be an important factor in achieving strong aftermarket support and trading volume for a given security in the public markets, obtaining research coverage from one or more securities analysts from major securities brokerage firms is, in turn, believed by many to be an important factor in achieving strong aftermarket support and trading volume for a given security in the public markets.  Analyst coverage from major securities brokerage firms, however, is extremely unusual for companies that are not relatively large, have not completed an initial public offering (an “IPO”), are not candidates for a registered secondary offering, and/or are not listed on NASDAQ, AMEX or the New York Stock Exchange.  To the extent that we consummate a business combination, including as applicable the Pending Merger, and our common stock becomes listed for trading on the OTCBB or another quotation service, and because we are unlikely to meet any of the other criteria, our common stock is unlikely to receive securities analyst research coverage from any major securities brokerage firms, and we cannot assure you that the lack of any such research coverage will not have an adverse affect at such time on the trading price of our common stock.

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

Our board of directors has broad authorization to issue preferred stock.

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

(b)           Holders

As of August 28, 2009, there were two holders of record of a combined total of 5,000,000 shares of our common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate short-term earnings.  Given the Pending Merger, we have curtailed for the time being our efforts in seeking out alternative target companies with which to combine.  However, to the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we will not restrict our potential candidate target companies to any specific business, industry or geographic location and may, as a result, acquire any type of business.

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

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction, including the Pending Merger.  As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by our stockholders.  The terms of the Pending Merger are such that our sole director currently, Michael M. Membrado, will not be a director in the event that the transaction is completed.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, auditors, attorneys and others.  If a decision is made not to pursue or otherwise participate in a specific business opportunity, the costs then previously incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, including the Pending Merger, the failure to consummate that transaction may result in our loss of some or all of the related costs incurred.

We presently have no employees apart from our management.  Our sole officer and director is engaged in outside professional pursuits and business activities, most notably a legal practice, and devotes to our business only limited time beyond that for which his firm is paid legal fees.  We expect no significant changes in the number of our employees unless and until we consummate a business combination, including the Pending Merger.

The Pending Merger

On March 27, 2009, we entered into a definitive Amended and Restated Agreement and Plan of Merger with each of Bixby Energy Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of GCA that was incorporated on April 23, 2008 (“Merger Sub”), Bixby Energy Systems, Inc. (“Bixby”), and Robert A. Walker, the President, Chief Executive Officer and Chairman of the board of directors of Bixby (“Mr. Walker”).  This Merger Agreement amended and restated a prior merger agreement entered into among the same parties as of May 7, 2008.

As a result of the Pending Merger:

•	Bixby will become a wholly-owned subsidiary of GCA;

•	the officers and sole director of GCA prior to the effective time of the Pending Merger will resign; and

•
by virtue of the conversion or exchange of Bixby securities for GCA securities, Bixby securityholders before the Pending Merger will own between approximately 92% and 96% of the voting stock of GCA after closing of the Pending Merger.

As soon as practicable following the closing of the Pending Merger (i.e. following the change in control of GCA contemplated by the Pending Merger):

•	the board of directors of GCA will amend the bylaws of GCA to permit a board of directors ranging between one and twelve directors;

•	the board of directors of GCA will appoint as directors those persons who were directors of Bixby immediately prior to the closing of the Pending Merger; and

•	the board of directors of GCA will elect new officers of GCA who will be the same persons who were officers of Bixby immediately prior to the closing of the Pending merger.

Upon closing of the Pending Merger, Bixby’s assets and operations will become the assets and operations of GCA.

Bixby is an early-stage company focused on the development and commercial exploitation of a system that converts certain types of coal into a combination of specialty carbon products including synthetic natural gas, semi-coke, activated carbon, coal tar and coal oils, and, pending further development in terms of cost reduction/efficiency, a light, sweet crude synfuel, products which, taken together, are expected to offer a significantly higher commercial value than coal.  It has patent applications pending on certain of the design features of this system.  Bixby has progressed through the initial R&D phases to the pilot scale.  The first commercial scale reference plant capable of producing a portfolio of carbon products is currently under development.  Although Bixby has not generated any revenues to date from operations utilizing this carbon conversion technology, Bixby management believes that it is positioned to become a significant and economically efficient producer of each of synthetic natural gas, semi-coke, activated carbon, coal tar and coal oils, or a licensor of technology that will enable licensees to do the same.

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

Bixby’s business model for the future is currently in the research and development stages and, as such, undetermined.  While there is a possibility that Bixby will determine to focus exclusively on the exploitation of its technology through a model that contemplates Bixby’s involvement and risk solely to the extent of those products directly generated through its technology (i.e. synthetic natural gas, semi-coke, activated carbon, coal oils, coal tars, and, eventually, crude oil), it is also considering involvement in enterprises which involve products that are derived from certain of those products, including coal-based gas-fired electric power plants.  In any case, and although there can be no assurance, Bixby expects to build its business principally on the basis of single or multi-plant projects pursued in accordance with any one of three different types of project models:

•	Independent Bixby projects;
•	Strategic joint venture projects; and
•	Pure licensing projects.

Bixby was founded in July of 2001.  It has never been profitable.  Although Bixby generated material revenues in certain prior years since its inception in 2001 (none of which led, or even came close to leading, to profitability during corresponding fiscal periods), such revenues were exclusively generated from two business units neither of which remains a focus of Bixby’s business plan.  One of these business units had been manufacturing and selling corn and wood-pellet burning home-heating stoves (and related accessories) but, following an industry-wide slowdown and resulting inventory glut, has been in a production halt and inventory liquidation process for over two years.  The other business unit is a water-softener salts regional sales and distribution operation in Minnesota and certain of the surrounding states which Bixby acquired in 2004 as a strategic component of its then business plan which it has since sold, and which is no longer part of Bixby’s operations.

The obligations of the parties to consummate the Pending Merger are subject to the satisfaction on or before the closing date of the Pending Merger of the following conditions, among others:

•	the Pending Merger and the Merger Agreement having been approved by the Bixby stockholders in accordance with the Delaware General Corporation Law and Bixby’s certificate of incorporation and bylaws;

•	the shares of GCA common stock and other securities issuable as part of the Pending Merger having been duly authorized; and

•
the S-4 Registration/Merger Proxy Statement having become effective under the Securities Act, having been delivered to all required recipients, and having not become the subject of any stop order or proceeding seeking a stop order.

In addition, the obligations of GCA and Merger Sub to consummate the Pending Merger are subject to satisfaction (or waiver by GCA in its sole discretion) on or prior to the closing date of the following conditions:

•	Mr. Walker having delivered an executed voting agreement;

•	In general, each of the representations and warranties of Bixby and Mr. Walker set forth in the Merger Agreement being true and correct as of the closing date;

•
Bixby having obtained the requisite approval of its stockholders to the amendment of it’s certificate of incorporation to revise the terms of it’s Series A convertible preferred stock to provide that the Series A convertible preferred stock will convert into GCA common stock on an as-converted basis in the Pending Merger in accordance with the Delaware General Corporation Law and its certificate of incorporation and bylaws;

•
Bixby having entered into exchange agreements with a number of the holders of Bixby convertible debt securities satisfactory to GCA in its exclusive discretion, and performance by the holders of their obligations under such exchange agreements having been satisfied;

•
Bixby having entered into exchange agreements with a number of the holders of Bixby common stock purchase warrants satisfactory to GCA in its exclusive discretion, and performance by the holders of their obligations under such exchange agreements having been satisfied;

•
Bixby having entered into exchange agreements with a number of the holders of Bixby Series A convertible preferred stock purchase warrants satisfactory to GCA in its exclusive discretion, and performance by the holders of their obligations under such exchange agreements having been satisfied; and

•	GCA, at the expense of Bixby, having procured directors and officers liability insurance coverage in an aggregate amount, and from a carrier, satisfactory to GCA.

In addition, the obligation of Bixby to consummate the Pending Merger is subject to satisfaction (or waiver by Bixby in its sole discretion) on or prior to the closing date of the following conditions:

•	In general, each of the representations and warranties of GCA set forth in the Merger Agreement being true and correct as of the closing date as if made at and as of the closing date;

•
The holders of no more than twenty percent (20%) of the Bixby shares eligible for appraisal rights under the Delaware General Corporation Law having taken the steps necessary steps to perfect their appraisal rights as determined immediately prior to the effective time of the Pending Merger;

•	Bixby having received resignations of each of the officers of GCA, effective, in each case, as of the effective time of the Pending Merger; and

•
GCA having duly authorized and filed the amendments to its certificate of incorporation relating to a required 7-for-10 reverse stock-split and an increase in its authorized common stock to 200 million shares, and GCA having outstanding no securities other than 3.5 million shares of its common stock.

The Merger Agreement may be terminated and the Pending Merger and the related transactions may be abandoned at any time prior to the effective time of the Peending Merger, even though requisite approval has been obtained, as follows:

•	by mutual written consent duly authorized by the boards of directors of each of GCA, Merger Sub and Bixby;

•	by GCA:

•	to the extent that the effective time of the Pending Merger shall not have occurred on or before December 31, 2009;

•
if GCA reasonably concludes that material information regarding Bixby and/or its subsidiaries that it determines to include in the S-4 Registration/Merger Proxy Statement has been unreasonably withheld by Bixby and/or its subsidiaries;

•	if Bixby unreasonably withholds its approval as to the accuracy and completeness of the S-4 Registration/Merger Proxy Statement;

•	if Bixby’s independent auditors resign due to a disagreement with management of Bixby or any of its officers and/or directors;

•	upon a material breach of any representation, warranty, covenant or agreement on the part of Bixby set forth in the Merger Agreement;

•
if any representation or warranty of Bixby shall have become materially untrue unless (i) the breach is curable by Bixby through the exercise of its best efforts and for so long as Bixby continues to exercise such best efforts, and (ii) the breach is the direct or indirect result of obligations arising under or are otherwise reasonably contemplated by any other provision of the Merger Agreement; or

•	if any condition to Bixby’s obligation to complete the Pending Merger is not met;

•	by Bixby:

•
if Bixby’s stockholders fail to approve the Pending Merger and the Merger Agreement within a reasonable period following good faith compliance by Bixby and Mr. Walker with their respective obligations under the Merger Agreement;

•
upon a material breach of any representation, warranty, covenant or agreement on the part of GCA set forth in the Merger Agreement, or if any representation or warranty of GCA shall have become materially untrue unless (i) the breach is curable by GCA through the exercise of its best efforts and for so long as GCA continues to exercise such best efforts, and (ii) the breach is the direct or indirect result of obligations arising under or are otherwise reasonably contemplated by any other provision of the Merger Agreement; or

•	if any condition to GCA’s obligation to complete the Pending Merger is not met.

The foregoing description of the Merger Agreement is incomplete and is qualified in its entirety by the Merger Agreement itself, a copy of which is included as Exhibit 10.1 to the current report on Form 8-K filed by us on April 2, 2009.

On August 14, 2009, GCA and Bixby jointly engaged a certain middle-market, boutique FINRA member investment bank on an exclusive basis to assist them in obtaining project financing for Bixby’s pilot carbon conversion technology plant in Chelyan, West Virginia.  While, subject to the availability of financing, the plant is expected to eventually consist of a system incorporating four full-scale units and one quarter-scale unit, the financing contemplated by the engagement will include only an amount required to cover the capital expenditure requirements associated with the one quarter-scale unit and a single full-scale unit, together with an as-yet undetermined amount of associated operating and overhead capital.  It is contemplated that a financing may occur in one or series of transactions.  Any financing introduced or arranged by the investment bank is contingent upon the closing of the Pending Merger, and it is anticipated that a financing will occur contemporaneously with the closing of the Pending Merger. Currently no terms, structure or pricing of any financing have been established, and it is possible that any such financing shall not have occured as of the time the Pending Merger closes.

Under the terms of the engagement agreement, the investment bank or its affiliates will, to the extent requested by GCA and Bixby:

•	Develop a master plan for financing the project;

•	Perform due diligence on GCA and Bixby and the project at a level commensurate with the type of investor and structure that becomes contemplated in the proposed financing;

•	Assist in the preparation of offering materials with respect to the proposed financing;

•	Introduce GCA and Bixby to potential investors, which are anticipated to be institutional investors;

•	Develop a strategy to effectuate, and assist in structuring and negotiating, the proposed financing;

•	Act as a placement agent in the sale of equity, debt or convertible securities in the proposed financing.

The engagement agreement provides for payment of a monthly retainer to the investment bank for four months, payable by Bixby, and if the proposed financing is consummated, the investment bank will be entitled to a transaction fee which will be comprised of a combination of cash and equity interests.  Under the terms of engagement agreement, the investment bank will not be entitled to the transaction fees if a financing is undertaken by GCA or Bixby with certain preexisting prospects of Bixby.  In that case, the parties will negotiate appropriate compensation for services provided by the investment bank based on industry standards, in advance of the consummation of such a financing.

Bixby will reimburse the investment bank for it’s reasonable, pre-agreed expenses in connection with its engagement.

The engagement agreement provides that during the term of the investment bank’s engagement:

•
neither GCA nor Bixby will solicit any offers from any parties in connection with a financing and they will advise the investment bank of any indications of interest to participate in the proposed financing;

•	GCA and Bixby will keep confidential, and not provide to any third party, materials relating to the proposed financing without the investment bank’s consent.

The engagement agreement grants the investment bank a right of first refusal to finance:

•	on a project basis, the further expansion of the Chelyan West Virgina reference plant beyond the scope of the pilot project;

•	on a project basis, any additional plants to be controlled by GCA;

•	on a corporate finance basis, GCA for a period of 24 months following the closing of a financing contemplated by the engagement agreement.

Under the engagement agreement, each of GCA and Bixby agree to indemnify the investment bank against any claims arising from GCA’s or Bixby’s respective acts or omissions in the performance of their agreements or from any untrue statements or omissions from information furnished by them to the investment bank, upon terms that are customary under investment banking agreements.

The Company and Bixby acting jointly, or the investment bank, may terminate the engagement agreement at any time upon written notice.  Termination of the engagement agreement will not effect any of the following obligations of GCA or Bixby:

•
to pay the investment bank compensation earned up to the date of the termination, or which becomes payable to the investment bank after termination arising from consummation of a financing by investors introduced by the investment bank within 24 months after termination;

•	arising from any financing under the investment bank’s right of first refusal to provide or arrange future financings, or

•	to reimburse the investment bank its reimbursable expenses.

No assurance can be given that any financing of GCA or Bixby will result from the relationship with the investment bank described above, and if a financing does occur, GCA cannot predict what the structure, terms or pricing of that financing would be or what effect it would have on the rights of GCA’s stockholders and other securityholders.

Plan of Operation

We have not realized any revenues from operations since August 14, 2006 (inception), and our plan of operation for the next twelve months shall be to continue our efforts to locate suitable acquisition candidates.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.  It is not anticipated at present that it will experience any change in its current number of employees until such time as it may consummate a business combination, including as applicable the Pending Merger.

Comparison of Fiscal Periods Ended May 31, 2009 and May 31, 2008

Operational Expenses

Total operating expenses were $35,867 for the fiscal period from August 14, 2006 (inception) through May 31, 2008.  Total operating expenses were $418,513 for the fiscal year ended May 31, 2009, inclusive of $337,527 in reimbursable expenses from Bixby (see discussion in Liquidity and Capital Resources below).   In each of these years, these expenses constituted professional and related fees.  The substantial increase in 2009 over the previous reporting period was attributable to expenses associated with the Pending Merger.

We incurred a net loss of $33,635 for the fiscal period from August 14, 2006 (inception) through May 31, 2008 and a net loss of $116,146 for the period from August 14, 2006 (inception) through May 31, 2009.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

Due to the fact that we have had no operations to date from which we derive any revenues, prior to May 7, 2008 and extending back to August 14, 2006 (inception), we had been dependent on loans from existing stockholders’ to fund our working capital needs.  Prior to May 7, 2008, we had borrowed a total of $32,100 from a single shareholder. Although, to date, we have generated no revenues at all from operations, and we do not expect to generate any revenues from operations absent a merger or other combination with an operating company, as part of the Pending Merger and pursuant to the terms of the Merger Agreement, Bixby agreed to pay, from and after May 7, 2008, our reasonable legal, accounting, independent auditing, and EDGARization/printing service fees and expenses in connection with (a) the preparation and filing of any and all required reports to be filed under the Exchange Act from and after May 7, 2008 through the earlier of (i) four business days following the consummation of the Pending Merger, or (ii) the time at which the Merger Agreement shall have been terminated, if at all, in accordance with its terms, and (b) the Pending Merger and the preparation, filing and dissemination of the S-4 Registration/Merger Proxy Statement and all related federal and state securities law compliance associated with the Pending Merger.  Given that these expenses are the only material expenses that we reasonably expect to incur until such time as the Pending Merger is consummated, and assuming this obligation is consistently honored by Bixby, we believe that that the overwhelming majority of our working capital needs will be met through this arrangement until the Pending Merger is consummated, to the extent that this at some point occurs.  If the Merger Agreement is terminated for any reason, or Bixby fails to honor the obligation under the terms of the Merger Agreement either on a timely basis or at all, and, in any event, if there is a deficiency in our working capital needs beyond those amounts which Bixby is obligated to pay, it is management’s belief that it will become necessary to fund our working capital needs once again through loans from stockholders, or possibly from the sale of equity or debt securities to unrelated parties.  Because there is no commitment regarding any such financing in the event of such a contingency, there can be no assurance that such financing will be available to us at or about the time it may be required, either on terms favorable to us or at all.  And although, as of the date hereof, our management has been told by Bixby management that Bixby expects to be able to meet its obligations to us in the near-term, Bixby has been seriously delinquent in meeting its obligations to us since approximately January of 2009 and continues to be in substantial arrears to us.  At May 31, 2009, Bixby owed us $182,101.21, and at August 28, 2009, Bixby owed us $78,101.21. We have reserved all amounts that remain to be collected from Bixby as of August 31, 2009, and there can be no assurance of its ability to meet its obligations to us in accordance with the terms of the Merger Agreement.  If Bixby fails to pay our expenses in accordance with the Merger Agreement, it is unlikely that we will be able to meet our financial obligations.

At May 31, 2009, we had cash of $13,151 and a working capital deficit of $(115,646).  This compares to cash of $509 and a working capital deficit of $(33,135) at May 31, 2008.  At May 31, 2009, our only assets consisted of $13,151 in cash and $104,000 in accounts receivable from Bixby.  Without the accounts receivable from Bixby, our working capital deficit at May 31, 2009 would have been $(219,646).

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and to negotiate the Pending Merger.  No revenue from operations has been generated by the Company since August 14, 2006 (inception) to May 31, 2009.  It is highly unlikely the Company will have any revenues from operations unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.  In this regard, any revenue we derive from Bixby’s obligation to pay certain of our operating expenses as described under Liquidity and Capital Resources above is not considered revenue from operations.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded, maintaining its internal controls and reporting obligations under the Exchange Act, and pursuing the Pending Merger.  For this period, such expenses amounted to $478,345.  This is comprised of $59,832 in such expenses for the period from August 14, 2006 (inception) to May 31, 2008 and the amount of $418,513 in such expenses for the fiscal year ended May 31, 2009.

Since August 14, 2006 (inception), interest expense has been exclusively comprised of notes payable to stockholders for working capital loans previously made.  For this period, such expense amounted to $3,137.  This is comprised of $1,612 in interest expense for the period from August 14, 2006 (inception) to May 31, 2008 and an additional $1,525 in interest expense for the fiscal year ended May 31, 2009.  The increase year over year is due primarily to the graduating amount of the balance over time.

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

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the issuance of financial statements. Specifically, the standard sets forth: 1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances that an entity should recognize events or transactions that occur after the balance sheet date, and 3) the disclosures that an entity should make about events or transactions that occur after the balance sheet date.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162”.  The new standard sets forth that the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also source for authoritative GAAP for SEC registrants. When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets (Audited) as of May 31, 2009 and May 31, 2008	F-2

Statements of Operations (Audited) for the Year Ended May 31, 2009, for the Year Ended May 31, 2008, and for the Period from Inception (August 14, 2006) through May 31, 2009	F-3

Statement of Changes in Stockholders’ Deficit (Audited) for the Period from Inception (August 14, 2006) through May 31, 2009	F-4

Statements of Cash Flows (Audited) for the Year Ended May 31, 2009, for the Year Ended May 31, 2008, and for the Period from Inception (August 14, 2006) through May 31, 2009	F-5

Notes to Audited Financial Statements	F-6 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
GCA I Acquisition Corp.

We have audited the accompanying consolidated balance sheets of GCA I Acquisition Corp. (A Development Stage Company) as of May 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended May 31, 2009 and 2008 and for the period from August 14, 2006 (Inception) to May 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GCA I Acquisition Corp. (A Development Stage Company) as of May 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended May 31, 2009 and 2008 and for the period from August 14, 2006 (Inception) to May 31, 2009, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue since inception on August 14, 2006 and has incurred net losses of $116,146 from inception through May 31, 2009. As a result, the current operations are not an adequate source of cash to fund future operations. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP

New York, New York
August 28, 2009

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$13,151	$509
Other receivable, net of provision for doubtful accounts of $79,101 and $0 at May 31, 2009 and 2008, respectively	104,000	27,957
Total current assets	$117,151	$28,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$197,560	$27,889
Notes payable to a stockholder, including accrued interest of $3,137 and $1,612 at May 31, 2009 and 2008, respectively	35,237	33,712
Total current liabilities	232,797	61,601

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding at May 31, 2009 and 2008	500	500
Deficit accumulated during the development stage	(116,146)	(33,635)

Total stockholders' deficit	(115,646)	(33,135)

Total liabilities and stockholders' deficit	$117,151	$28,466

See accompanying notes to consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
	Year ending May 31,		August 14, 2006 (Inception)
	2009	2008	to May 31, 2009

Operating expenses:
Selling, general, and administrative expenses	$418,513	$35,867	$478,345
Reimbursed expenses	(337,527)	(27,809)	(365,336)
Selling, general, and administrative expenses, net	80,986	8,058	113,009

Other expense:
Interest expense-related party	1,525	1,295	3,137

Net loss	$(82,511)	$(9,353)	$(116,146)

Basic and diluted loss per common share	$(0.02)	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000

See accompanying notes to consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From August 14, 2006 (Inception) to May 31, 2009

			Accumulated Deficit
	Common Stock		During the
	Shares	Amount	Development Stage	Total

Opening balance, August 14, 2006 (Inception)	-	$-	$-	$-
Issuance of common stock for cash	5,000,000	500	-	500
Net loss	-	-	(24,282)	(24,282)
Ending balance, May 31, 2007	5,000,000	500	(24,282)	(23,782)

Net loss	-	-	(9,353)	(9,353)
Ending balance, May 31, 2008	5,000,000	500	(33,635)	(33,135)

Net loss	-	-	(82,511)	(82,511)
Ending balance, May 31, 2009	5,000,000	$500	$(116,146)	$(115,646)

See accompanying notes to consoldiated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
	Year ending May 31,		August 14, 2006 (Inception)
	2009	2008	to May 31, 2009
Cash flows from operating activities:
Net loss	$(82,511)	$(9,353)	$(116,146)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	1,525	1,295	3,137
Increase in other receivable	(76,043)	(27,957)	(104,000)
Increase in accounts payable and accrued expenses	169,671	18,039	197,560

Net cash provided by (used in) operating activities	12,642	(17,976)	(19,449)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	-	17,100	32,100
Proceeds from issuance of shares of common stock	-	-	500

Net cash provided by financing activities	-	17,100	32,600

Net increase (decrease) in cash	12,642	(876)	13,151

Cash, beginning of period	509	1,385	-

Cash, end of period	$13,151	$509	$13,151

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009 and 2008

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern

Organization and Description of Business

GCA I Acquisition Corp. (the “Company”), a development stage company as defined in Financial Accounting Standards Board Statement No. 7, was formed in Delaware on August 14, 2006. The Company’s fiscal year end is May 31.

Since inception, the Company has been engaged in organizational efforts, obtaining initial financing, complying with reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and efforts to identify and consummate a possible business combination.  Until the Company is able to acquire or merge with an existing operating company, its sole business purpose is to accomplish this objective.   Although the Company entered into a definitive Agreement and Plan of Merger as of May 7, 2008, which agreement was superseded by a definitive Amended and Restated Agreement and Plan of Merger as of March 27, 2009 (as amended and restated, the “Merger Agreement”) with a target operating company, and has no reason to believe that this transaction (the “Pending Merger”) will not be consummated at some future date, transactions of this type generally are, and this one is, complicated, subject to many risks, and subject to many conditions that may or may not be satisfied, and there can be no assurance, as a result, that it will be completed.  If the transaction is completed, it is unlikely to occur for an indeterminable number of months from the date of this annual report.

Based on its proposed business activities, the Company what is known as a “blank check” company.  The U.S. Securities and Exchange Commission (the “SEC”) defines “blank check” companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”  Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  The Company’s management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, unless and until it has successfully concluded a business combination.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it continues to be subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation.  Its principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate short-term earnings.  Given the Pending Merger, the Company has curtailed for the time being its efforts in seeking out alternative target companies with which to combine.  However, to the extent that the Pending Merger is not consummated for any reason and it resumes its business objectives of identifying a target company with which to combine, it will not restrict its potential candidate target companies to any specific business, industry or geographic location and may, as a result, acquire any type of business.

Merger & Acquisition

On March 27, 2009, the Company entered into a definitive Amended and Restated Agreement and Plan of Merger with each of Bixby Energy Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of GCA that was incorporated on April 23, 2008 (“Merger Sub”), Bixby Energy Systems, Inc. (“Bixby”), and Robert A. Walker, the President, Chief Executive Officer and Chairman of the board of directors of Bixby (“Mr. Walker”).  This Merger Agreement amended and restated a prior merger agreement entered into among the same parties as of May 7, 2008.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009 and 2008

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern – Cont’d.

As a result of the Pending Merger:

•	Bixby will become a wholly-owned subsidiary of the Company;

•	the officers and sole director of the Company prior to the effective time of the Pending Merger will resign; and

•
by virtue of the conversion or exchange of Bixby securities for Company securities, Bixby security holders before the Pending Merger will own between approximately 92% and 96% of the voting stock of the Company after closing of the Pending Merger.

As soon as practicable following the closing of the Pending Merger (i.e. following the change in control of the Company contemplated by the Pending Merger):

•	the board of directors of the Company will amend the bylaws of the Company to permit a board of directors ranging between one and twelve directors;

•	the board of directors of the Company will appoint as directors those persons who were directors of Bixby immediately prior to the closing of the Pending Merger; and

•	the board of directors of the Company will elect new officers of the Company who will be the same persons who were officers of Bixby immediately prior to the closing of the Pending merger.

Upon closing of the Pending Merger, Bixby’s assets and operations will become the assets and operations of the Company.

Bixby is an early-stage company focused on the development and commercial exploitation of a system that converts certain types of coal into a combination of specialty carbon products including synthetic natural gas, semi-coke, activated carbon, coal tar and coal oils, and, pending further development in terms of cost reduction/efficiency, a light, sweet crude synfuel, products which, taken together, are expected to offer a significantly higher commercial value than coal.  It has patent applications pending on certain of the design features of this system.  Bixby has progressed through the initial R&D phases to the pilot scale.  The first commercial scale reference plant capable of producing a portfolio of carbon products is currently under development.  Although Bixby has not generated any revenues to date from operations utilizing this carbon conversion technology, Bixby management believes that it is positioned to become a significant and economically efficient producer of each of synthetic natural gas, semi-coke, activated carbon, coal tar and coal oils, or a licensor of technology that will enable licensees to do the same.

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

Bixby’s business model for the future is currently in the research and development stages and, as such, undetermined.  While there is a possibility that Bixby will determine to focus exclusively on the exploitation of its technology through a model that contemplates Bixby’s involvement and risk solely to the extent of those products directly generated through its technology (i.e. synthetic natural gas, semi-coke, activated carbon, coal oils, coal tars, and, eventually, crude oil), it is also considering involvement in enterprises which involve products that are derived from certain of those products, including coal-based gas-fired electric power plants.  In any case, and although there can be no assurance, Bixby expects to build its business principally on the basis of single or multi-plant projects pursued in accordance with any one of three different types of project models:

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009 and 2008

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern – Cont’d.

•	Independent Bixby projects;
•	Strategic joint venture projects; and
•	Pure licensing projects.

Bixby was founded in July of 2001.  It has never been profitable.  Although Bixby generated material revenues in certain prior years since its inception in 2001 (none of which led, or even came close to leading, to profitability during corresponding fiscal periods), such revenues were exclusively generated from two business units neither of which remains a focus of Bixby’s business plan.  One of these business units had been manufacturing and selling corn and wood-pellet burning home-heating stoves (and related accessories) but, following an industry-wide slowdown and resulting inventory glut, has been in a production halt and inventory liquidation process for over two years.  The other business unit is a water-softener salts regional sales and distribution operation in Minnesota and certain of the surrounding states which Bixby acquired in 2004 as a strategic component of its then business plan which it has since sold, and which is no longer part of Bixby’s operations.

The obligations of the parties to consummate the Pending Merger are subject to the satisfaction on or before the closing date of the Pending Merger of the following conditions, among others:

•	the Pending Merger and the Merger Agreement having been approved by the Bixby stockholders in accordance with the Delaware General Corporation Law and Bixby’s certificate of incorporation and bylaws;

•	the shares of Company common stock and other securities issuable as part of the Pending Merger having been duly authorized; and

•
a combination S-4 registration statement covering the securities to be issued in the Pending Merger and joint merger proxy statement (the “S-4 Registration/Merger Proxy Statement”) having become effective under the Securities Act, having been delivered to all required recipients, and having not become the subject of any stop order or proceeding seeking a stop order.

In addition, the obligations of the Company and Merger Sub to consummate the Pending Merger are subject to satisfaction (or waiver by the Company in its sole discretion) on or prior to the closing date of the following conditions:

•	Mr. Walker having delivered an executed voting agreement;

•	In general, each of the representations and warranties of Bixby and Mr. Walker set forth in the Merger Agreement being true and correct as of the closing date;

•
Bixby having obtained the requisite approval of its stockholders to the amendment of it’s certificate of incorporation to revise the terms of it’s Series A convertible preferred stock to provide that the Series A convertible preferred stock will convert into Company common stock on an as-converted basis in the Pending Merger in accordance with the Delaware General Corporation Law and its certificate of incorporation and bylaws;

•
Bixby having entered into exchange agreements with a number of the holders of Bixby convertible debt securities satisfactory to the Company in its exclusive discretion, and performance by the holders of their obligations under such exchange agreements having been satisfied;

•
Bixby having entered into exchange agreements with a number of the holders of Bixby common stock purchase warrants satisfactory to the Company in its exclusive discretion, and performance by the holders of their obligations under such exchange agreements having been satisfied;

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009 and 2008

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern – Cont’d.

•
Bixby having entered into exchange agreements with a number of the holders of Bixby Series A convertible preferred stock purchase warrants satisfactory to the Company in its exclusive discretion, and performance by the holders of their obligations under such exchange agreements having been satisfied; and

•	GCA, at the expense of Bixby, having procured directors and officers liability insurance coverage in an aggregate amount, and from a carrier, satisfactory to the Company.

In addition, the obligation of Bixby to consummate the Pending Merger is subject to satisfaction (or waiver by Bixby in its sole discretion) on or prior to the closing date of the following conditions:

•	In general, each of the representations and warranties of the Company set forth in the Merger Agreement being true and correct as of the closing date as if made at and as of the closing date;

•
The holders of no more than twenty percent (20%) of the Bixby shares eligible for appraisal rights under the Delaware General Corporation Law having taken the steps necessary steps to perfect their appraisal rights as determined immediately prior to the effective time of the Pending Merger;

•	Bixby having received resignations of each of the officers of the Company, effective, in each case, as of the effective time of the Pending Merger; and

•
the Company having duly authorized and filed the amendments to its certificate of incorporation relating to a required 7-for-10 reverse stock-split and an increase in its authorized common stock to 200 million shares, and the Company having outstanding no securities other than 3.5 million shares of its common stock.

The Merger Agreement may be terminated and the Pending Merger and the related transactions may be abandoned at any time prior to the effective time of the Pending Merger, even though requisite approval has been obtained, as follows:

•	by mutual written consent duly authorized by the boards of directors of each of the Company, Merger Sub and Bixby;

•	by the Company:

•	to the extent that the effective time of the Pending Merger shall not have occurred on or before December 31, 2009;

•
if the Company reasonably concludes that material information regarding Bixby and/or its subsidiaries that it determines to include in the S-4 Registration/Merger Proxy Statement has been unreasonably withheld by Bixby and/or its subsidiaries;

•	if Bixby unreasonably withholds its approval as to the accuracy and completeness of the S-4 Registration/Merger Proxy Statement;

•	if Bixby’s independent auditors resign due to a disagreement with management of Bixby or any of its officers and/or directors;

•	upon a material breach of any representation, warranty, covenant or agreement on the part of Bixby set forth in the Merger Agreement;

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009 and 2008

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern – Cont’d.

•
if any representation or warranty of Bixby shall have become materially untrue unless (i) the breach is curable by Bixby through the exercise of its best efforts and for so long as Bixby continues to exercise such best efforts, and (ii) the breach is the direct or indirect result of obligations arising under or are otherwise reasonably contemplated by any other provision of the Merger Agreement; or

•	if any condition to Bixby’s obligation to complete the Pending Merger is not met;

•	by Bixby:

•
if Bixby’s stockholders fail to approve the Pending Merger and the Merger Agreement within a reasonable period following good faith compliance by Bixby and Mr. Walker with their respective obligations under the Merger Agreement;

•
upon a material breach of any representation, warranty, covenant or agreement on the part of the Company set forth in the Merger Agreement, or if any representation or warranty of the Company shall have become materially untrue unless (i) the breach is curable by the Company through the exercise of its best efforts and for so long as the Company continues to exercise such best efforts, and (ii) the breach is the direct or indirect result of obligations arising under or are otherwise reasonably contemplated by any other provision of the Merger Agreement; or

•	if any condition to the Company’s obligation to complete the Pending Merger is not met.

The foregoing description of the Merger Agreement is incomplete and is qualified in its entirety by the Merger Agreement itself, a copy of which is included as Exhibit 10.1 to the current report on Form 8-K filed by the Company on April 2, 2009.

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

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $82,511 for the year ended May 31, 2009. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the year ended May 31, 2009 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009 and 2008

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern – Cont’d.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements present the results of operations of its wholly-owned subsidiary for the fiscal years ending May 31, 2009 and 2008. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

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

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from other receivable.

At May 31, 2009, the Company's other receivable is entirely due from an acquisition target, which is located in the United States.

Other Receivable and Reimbursements

Other receivable consists of administrative expenses incurred by the Company and reimbursable by an acquisition target. The matching reimbursement is recorded as a contra-expense in the accompanying financial statements.

At May 31, 2009, the Company determined that a provision of $79,101 was appropriate.

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
May 31, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies – Cont’d.

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at May 31, 2009.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at May 31, 2009 consisted primarily of accrued professional fees.

Related Party Transactions

At May 31, 2009, the Company owed $82,163 to a law firm for services rendered.  The law firm is related to the Company by means of common ownership and management.

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

At May 31, 2009, the Company had issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $3,137 at May 31, 2009.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies – Cont’d.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the issuance of financial statements. Specifically, the standard sets forth: 1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances that an entity should recognize events or transactions that occur after the balance sheet date, and 3) the disclosures that an entity should make about events or transactions that occur after the balance sheet date.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162”.  The new standard sets forth that the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also a source for authoritative GAAP for SEC registrants.  When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

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

Note 4 - Income Tax

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses the accrual basis for preparing their financials, and the cash basis for preparing their tax returns. At May 31, 2009, the Company has no net operating losses for federal income tax purposes. Significant components of the net deferred taxes, at May 31, 2009 and 2008 are as follows:

	2009	2008
Capitalized startup costs:	$46,500	$19,600
Less valuation allowance:	(46,500)	(19,600)
Total net deferred tax assets:	$-	$-

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $46,500 and $19,600 at May 31, 2009 and 2008, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009 and 2008

Note 4 – Income Tax – Cont’d.

The federal statutory tax rate reconciled to the effective tax rate during 2009 and 2008 is as follows:

	2009	2008
Tax at U.S. statutory rate	35.0%	35.0%
State tax rate, net of federal benefits	4.9	4.9
Change in valuation allowance	(39.9)	(39.9)
Effective tax rate	0.0%	0.0%

Note 5 - Subsequent Events

On August 14, 2009, the Company and Bixby jointly engaged a certain middle-market, boutique FINRA member investment bank on an exclusive basis to assist them in obtaining project financing for Bixby’s pilot carbon conversion technology plant in Chelyan, West Virginia.  While, subject to the availability of financing, the plant is expected to eventually consist of a system incorporating four full-scale units and one quarter-scale unit, the financing contemplated by the engagement will include only an amount required to cover the capital expenditure requirements associated with the one quarter-scale unit and a single full-scale unit, together with an as-yet undetermined amount of associated operating and overhead capital.  It is contemplated that a financing may occur in one or series of transactions.  Any financing introduced or arranged by the investment bank is contingent upon the closing of the Pending Merger, and it is anticipated that a financing will occur contemporaneously with the closing of the Pending Merger. Currently no terms, structure or pricing of any financing have been established, and it is possible that any such financing shall not have occurred as of the time the Pending Merger closes.

Under the terms of the engagement agreement, the investment bank or its affiliates will, to the extent requested by the Company and Bixby:

•	Develop a master plan for financing the project;

•	Perform due diligence on the Company and Bixby and the project at a level commensurate with the type of investor and structure that becomes contemplated in the proposed financing;

•	Assist in the preparation of offering materials with respect to the proposed financing;

•	Introduce the Company and Bixby to potential investors, which are anticipated to be institutional investors;

•	Develop a strategy to effectuate, and assist in structuring and negotiating, the proposed financing;

•	Act as a placement agent in the sale of equity, debt or convertible securities in the proposed financing.

The engagement agreement provides for payment of a monthly retainer to the investment bank for four months, payable by Bixby, and if the proposed financing is consummated, the investment bank will be entitled to a transaction fee which will be comprised of a combination of cash and equity interests.  Under the terms of the engagement agreement, the investment bank will not be entitled to the transaction fees if a financing is undertaken by the Company or Bixby with certain preexisting prospects of Bixby.  In that case, the parties will negotiate appropriate compensation for services provided by the investment bank based on industry standards, in advance of the consummation of such a financing.

Bixby will reimburse the investment bank for it’s reasonable, pre-agreed expenses in connection with its engagement.

The engagement agreement provides that during the term of the investment bank’s engagement:

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009 and 2008

Note 5 - Subsequent Events – Cont’d.

•
neither the Company nor Bixby will solicit any offers from any parties in connection with a financing and they will advise the investment bank of any indications of interest to participate in a financing;

•	the Company and Bixby will keep confidential, and not provide to any third party, materials relating to a financing without the investment bank’s consent.

The engagement agreement grants the investment bank a right of first refusal to finance:

•	on a project basis, the further expansion of the Chelyan, West Virgina reference plant beyond the scope of the pilot project;

•	on a project basis, any additional plants to be controlled by the Company;

•	on a corporate finance basis, the Company for a period of 24 months following the closing of a financing contemplated by the engagement agreement.

Under the engagement agreement, each of the Company and Bixby agree to indemnify the investment bank against any claims arising from the Company’s or Bixby’s respective acts or omissions in the performance of its agreements or from any untrue statements or omissions from information furnished by it to the investment bank, upon terms that are customary under investment banking agreements.

The Company and Bixby acting jointly, or the investment bank, may terminate the engagement agreement at any time upon written notice.  Termination of the engagement agreement will not effect any of the following obligations of the Company or Bixby:

•
to pay the investment bank compensation earned up to the date of the termination, or which becomes payable to the investment bank after termination arising from consummation of a financing by investors introduced by the investment bank within 24 months after termination;

•	arising from any financing under the investment bank’s right of first refusal to provide or arrange future financings, or

•	to reimburse the investment bank its reimbursable expenses.

No assurance can be given that any financing of the Company or Bixby will result from the relationship with the investment bank described above, and if a financing does occur, the Company cannot predict what the structure, terms or pricing of that financing would be or what effect it would have on the rights of the Company’s stockholders and other security holders.

The subsequent events were evaluated by the Company through August 25, 2009.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2009, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the year ended May 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria).  Based on our assessment we believe that, as of May 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION.

There are no items requiring disclosure hereunder.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)           Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended May 31, 2009:

Name	Age	Position	Term
Michael M. Membrado	47	President, CEO, CFO, Secretary, Treasurer, Director	August 14, 2006 through Present

Michael M. Membrado, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director.  Mr. Membrado has served as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director of the Company since its inception.  Mr. Membrado is currently a practicing attorney in the law firm of M.M. Membrado, PLLC, a boutique firm in New York that focuses exclusively on corporate finance, securities, M&A and related transactional matters for small to mid-size private and public companies.  He has been a principal in this firm, as well as a predecessor firm, Membrado & Montell, LLP, since 2000.  Prior to that, he was the corporate finance, securities and M&A partner in the New York law firm now known as Tarter, Krinsky & Drogin, LLP.  In addition to serving as principal in M.M. Membrado, PLLC, Mr. Membrado is also currently the Managing Director and sole principal of Greyline Capital Advisors, LLC, a corporate finance consulting firm.  Additionally, Mr. Membrado serves as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director of GCA II Acquisition Corp., which is a blank check SEC reporting shell company.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended May 31, 2009 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

As of May 31, 2008, we adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which Code of Business Conduct and Ethics is filed as Exhibit 14.1 with our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Nominating Committee

We have not adopted any procedures by which our securityholders may recommend nominees to our board of directors.

Audit Committee

Our board of directors acts as our audit committee.  We do not have a qualified financial expert at this time because we have insufficient financial resources to hire such an individual.  Although there can be no assurance, it is expected that, at or following the time of a business combination with an operating company, including as applicable the Pending Merger, we will be able to identify and retain a qualified financial expert to serve in this capacity.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended May 31, 2009.

Name and Position	Year	Total Compensation
Michael M. Membrado, President, CEO, CFO, Secretary, Treasurer, Director	2009	$250,856.45	*
	2008	$7,196	*

*  Mr. Membrado does not receive any salary, bonus or other benefits for his services.  Pursuant to a formal engagement, however, M.M. Membrado, PLLC, a law firm beneficially owned exclusively by Mr. Membrado, provides legal services to us for which we are obligated to pay at rates up to $400/hr.  As part of the Pending Merger, and pursuant to the terms of the Merger Agreement, Bixby agreed to pay, from and after May 7, 2008, our reasonable legal, accounting, independent auditing, and EDGARization/printing service fees and expenses in connection with (a) the preparation and filing of any and all required reports to be filed under the Exchange Act from and after May 7, 2008 through the earlier of (i) four business days following the consummation of the Pending Merger, or (ii) the time at which the Merger Agreement shall have been terminated, if at all, in accordance with its terms, and (b) the Pending Merger and the preparation, filing and dissemination of the S-4 Registration/Merger Proxy Statement and all related federal and state securities law compliance associated with the Pending Merger.  Services performed by M.M. Membrado, PLLC for us that fall within these parameters are invoiced by M.M. Membrado, PLLC to us.  The figures set forth under Total Compensation represent legal fees that were invoiced to us for services rendered as of May 31, 2009 and May 31, 2008, respectively, by M.M. Membrado PLLC.  During Fiscal Years 2008 and 2009, and of such invoiced amounts, we paid a total of $-0- and $175,889.50 to M.M. Membrado, PLLC, respectively.  As of August 28, 2009, we had paid an additional $44,500 to M.M. Membrado, PLLC during Fiscal Year 2010.

Employment Agreements

The Company is not currently a party to any employment agreements.

Director Compensation

Except as otherwise provided above in the note to the executive compensation table, we do not currently pay any fees or expenses to our directors in relation to their attendance at board meetings or otherwise.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following tables set forth certain information as of August 28, 2009 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	N/A	-0-

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	-0-	N/A	-0-

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information as of August 28, 2009 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Michael M. Membrado (1) 115 East 57th Street, 11th Floor New York, NY 10022	2,500,000	50%

Jennifer L. Lee 329 East 12th Street, #17 New York, NY 10003	2,500,000	50%

All Officers and Directors as a group (one individual)	2,500,000	50%

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

Loans from Stockholders

As of May 31, 2009, Jennifer Lee, one of our major stockholders, had loaned to us a total of $32,100 in principal pursuant to seven unsecured promissory notes as follows:

Date of Note	Due Date	Interest Rate	Unpaid Balance	Collateral

09-25-06	(*)	4.75APR	$4,509.31	None
10-20-06	(*)	4.75APR	$4,496.11	None
12-18-06	(*)	4.75APR	$2,790.94	None
04-30-07	(*)	4.75APR	$4,945.31	None
06-29-07	(*)	4.75APR	$3,939.15	None
08-15-07	(*)	4.75APR	$5,968.07	None
11-13-07	(*)	4.75APR	$8,587.94	None

(*) On or before the first day that we receive gross proceeds from any one or more equity investments in the aggregate amount of at least $250,000.

The interest rate at which such loans have been made are not believed to exceed rates that would otherwise be available to us.  The promissory notes reflecting these loan obligations carry no rights of conversion.

Legal Representation

M.M. Membrado, PLLC, a corporate and securities law firm and an affiliate of Michael M. Membrado, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and the record holder of 50% of our outstanding Common Stock, is currently acting as our legal counsel and has been doing so since inception.  Because of a significant increase in the legal services needs of the Company at this point in time given the Pending Merger, however, and since May 7, 2008, the Company has been paying M.M. Membrado, PLLC on an hourly basis at rates up to $400/hr. for such services pursuant to a formal engagement, which, prior to May 7, 2008, had not been the case.  As of May 31, 2009, M.M. Membrado had accrued a total of $258,052.45 in legal fees pursuant to this engagement (since May 7, 2008), $82,163 of which was outstanding and unpaid as of May 31, 2009.

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

Director Independence

We are not currently subject to the listing requirements of any national securities exchange.  The listing standards of the national securities exchanges require that a company’s board of directors consist of a majority of directors who are independent as defined by the Sarbanes-Oxley Act of 2002 and as defined by applicable listing standards, and that the audit committee of the board of directors must consist of at least two members, both of whom are independent.  Similarly, the compensation and nominating committees of company boards of directors must also consist of independent directors.  As of August 27, 2009, Michael M. Membrado was our sole director.  Given Mr. Membrado’s executive positions with the Company, he does not qualify as “independent”.  While we expect in the future to identify qualified and willing individuals to serve as additional independent directors, initiatives aimed at this objective have not yet begun, and there can be no assurance that we will be able to appoint an additional director who will satisfy applicable independence requirements.  For so long as we remain unable to appoint an additional independent director to our board, we will be unqualified to list any of our capital stock on a national securities exchange.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as the Company’s independent registered public accounting firm from August 14, 2006 (inception) through May 31, 2009.

	FY 2009	FY 2008
Audit fees	$18,000	$16,000
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$2,500	$—
All other fees, including tax consultation and preparation	$—	$—

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

Balance Sheets (Audited) as of May 31, 2009 and May 31, 2008	F-2

Statements of Operations (Audited) for the Year Ended May 31, 2009, for the Year Ended May 31, 2008, and for the Period from Inception (August 14, 2006) through May 31, 2009	F-3

Statement of Changes in Stockholders’ Deficit (Audited) for the Period from Inception (August 14, 2006) through May 31, 2009	F-4

Statements of Cash Flows (Audited) for the Year Ended May 31, 2009, for the Year Ended May 31, 2008, and for the Period from Inception (August 14, 2006) through May 31, 2009	F-5

Notes to Audited Financial Statements	F-6 to F-15

2.  Exhibits.

The following exhibits are filed with this report or, as may be indicated, incorporated by reference herein.

Exhibit No.	Description

3.1
Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006 [filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB on January 30, 2007, and incorporated herein by this reference].

3.2	By-Laws [filed with the SEC as an exhibit to the Company’s registration statement on Form 10-SB on January 30, 2007, and incorporated herein by this reference].

14.1	Code of Business Conduct and Ethics [filed with the SEC as an exhibit to the Company’s annual report on Form 10-K on August 29, 2008, and incorporated herein by this reference].

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended May 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended May 31, 2009.

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

Dated: August 31, 2009	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), Treasurer (principal accounting officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael M. Membrado	Chief Executive Officer	August 31, 2009
(principal executive officer), Chief Financial Officer (principal financial officer), Treasurer (principal accounting officer), and Director