Form 10-Q
period 2009-08-31
GCA I ACQUISITION CORP
filed 2009-10-14
CIK 1379396

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of October 14, 2009.

GCA I ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED AUGUST 31, 2009

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheets – August 31, 2009 (unaudited) and May 31, 2009	F-1

Statement of Operations (unaudited) for the three month period ending August 31, 2009, for the  three month period ending August 31, 2008, and for the cumulative period during the development stage from August 14, 2006 (inception) to August 31, 2009
F-2

Statement of Cash Flows (unaudited) for the three month period ending August 31, 2009, for the  three month period ending August 31, 2008, and for the cumulative period during the development stage from August 14, 2006 (inception) to August 31, 2009
F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T. Controls and Procedures	12

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

Signatures	14

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

The results for the period ended August 31, 2009 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2009.

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2009	2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$279	$13,151
Other receivable, net of provision for doubtful accounts of $78,101 and $78,329 at August 31 and May 31, 2009, respectively	31,947	104,000
Total current assets	$32,226	$117,151

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$114,699	$197,560
Notes payable to a stockholder, including accrued interest of $3,518 and $3,137 at August 31 and May 31, 2009, respectively	35,618	35,237
Total current liabilities	150,317	232,797

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding at August 31 and May 31, 2009, respectively	500	500
Deficit accumulated during the development stage	(118,591)	(116,146)

Total stockholders' deficit	(118,091)	(115,646)

Total liabilities and stockholders' deficit	$32,226	$117,151

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three month		For the period from
	period ending August 31,		August 14, 2006 (Inception)
	2009	2008	to August 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general, and administrative expenses	$34,011	$78,014	$512,356
Reimbursed expenses	(31,947)	(76,432)	(397,283)
Selling, general, and administrative expenses, net	2,064	1,582	115,073

Other expense:
Interest expense-related party	381	381	3,518

Net loss	$(2,445)	$(1,963)	$(118,591)

Basic and diluted earnings per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three month period		For the period from
	ending August 31,		August 14, 2006 (Inception)
	2009	2008	to August 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,445)	$(1,963)	$(118,591)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	381	381	3,518
Increase (decrease) in other receivable	72,053	(8,872)	(31,947)
Increase (decrease) in accounts payable and accrued expenses	(82,861)	15,967	114,699

Net cash provided by (used in) operating activities	(12,872)	5,513	(32,321)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	-	-	32,100
Proceeds from issuance of shares of common stock	-	-	500

Net cash provided by financing activities	-	-	32,600

Net increase (decrease) in cash	(12,872)	5,513	279

Cash, beginning of period	13,151	509	-

Cash, end of period	$279	$6,022	$279

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August  31, 2009 and 2008

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

Based on its proposed business activities, the Company is what is known as a “blank check” company.  The U.S. Securities and Exchange Commission (the “SEC”) defines “blank check” companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”  Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  The Company’s management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, unless and until it has successfully concluded a business combination.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it continues to be subject to those requirements.

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
May 31, 2009 and 2008

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
August 31, 2009 and 2008

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
August 31, 2009 and 2008

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
August 31, 2009 and 2008

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

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $2,445 for the three month period ending August 31, 2009. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the year ended May 31, 2009 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements present the results of operations of its wholly-owned subsidiary for the three month periods ending August 31, 2009 and 2008. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended August 31, 2009 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2009.

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

At August 31, 2009, the Company's other receivable is entirely due from an acquisition target, which is located in the United States.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

Other Receivable and Reimbursements

Other receivable consists of administrative expenses incurred by the Company and reimbursable by an acquisition target. The matching reimbursement is recorded as a contra-expense in the accompanying financial statements.

At August 31, 2009, the Company determined that a provision of $78,101 was appropriate.

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at August 31, 2009.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009 and 2008

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at August 31, 2009 consisted primarily of accrued professional fees.

Related Party Transactions

At August 31, 2009, the Company owed $36,463 to a law firm for services rendered.  The law firm is related to the Company by means of common ownership and management.

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

At August 31, 2009, the Company had issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $3,518 at August 31, 2009.

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
August 31, 2009 and 2008

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

Note 4 – Subsequent Events

As of October 14, 2009 there are no subsequent events.

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

•
the S-4 Registration/Merger Proxy Statement having become effective under the Securities Act, delivered to all required recipients, and having not become the subject of any stop order or proceeding seeking a stop order.

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

Comparison of Fiscal Periods Ended August 31, 2009 and August 31, 2008

Operational Expenses

Total net operating expenses were $115,073 for the fiscal period from August 14, 2006 (inception) through August 31, 2009, inclusive of $397,283 in reimbursable expenses from Bixby (see discussion in Liquidity and Capital Resources below).  Total net operating expenses were $2,064 for the three month period ended August 31, 2009, inclusive of $31,947 in reimbursable expenses from Bixby (see discussion in Liquidity and Capital Resources below).  Comparitively, total net operating expenses were $1,582 for the three month period ended August 31, 2008.  In each of these periods, these expenses constituted professional and related fees.  The increase in 2009 over the comparable period in 2008 was primarily attributable to expenses associated with the Pending Merger, the addition of legal fees.

We incurred a net loss of $118,591 for the fiscal period from August 14, 2006 (inception) through August 31, 2009, a net loss of $2,445 for the three month period ended August 31, 2009, and a net loss of $1,963 for the comparable three month period ended August 31, 2008.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
	Three Months Ended	August 14, 2006 (Inception) to
	August 31, 2009	August 31, 2009
Net cash (used) in operating activities	$12,872	$(32,321)
Net cash (used) in investing activities	$0	$0
Net cash provided by financing activities	$0	$32,600
Net increase (decrease) in cash and cash equivalents	$12,872	$279

Due to the fact that we have had no operations to date from which we derive any revenues, prior to May 7, 2008 and extending back to August 14, 2006 (inception), we had been dependent on loans from existing stockholders’ to fund our working capital needs.  Prior to May 7, 2008, we had borrowed a total of $32,100 from a single shareholder. Although, to date, we have generated no revenues at all from operations, and we do not expect to generate any revenues from operations absent a merger or other combination with an operating company, as part of the Pending Merger and pursuant to the terms of the Merger Agreement, Bixby agreed to pay, from and after May 7, 2008, our reasonable legal, accounting, independent auditing, and EDGARization/printing service fees and expenses in connection with (a) the preparation and filing of any and all required reports to be filed under the Exchange Act from and after May 7, 2008 through the earlier of (i) four business days following the consummation of the Pending Merger, or (ii) the time at which the Merger Agreement shall have been terminated, if at all, in accordance with its terms, and (b) the Pending Merger and the preparation, filing and dissemination of the S-4 Registration/Merger Proxy Statement and all related federal and state securities law compliance associated with the Pending Merger.  Given that these expenses are the only material expenses that we reasonably expect to incur until such time as the Pending Merger is consummated, and assuming this obligation is consistently honored by Bixby, we believe that that the overwhelming majority of our working capital needs will be met through this arrangement until the Pending Merger is consummated, to the extent that this at some point occurs.  If the Merger Agreement is terminated for any reason, or Bixby fails to honor the obligation under the terms of the Merger Agreement either on a timely basis or at all, and, in any event, if there is a deficiency in our working capital needs beyond those amounts which Bixby is obligated to pay, it is management’s belief that it will become necessary to fund our working capital needs once again through loans from stockholders, or possibly from the sale of equity or debt securities to unrelated parties.  Because there is no commitment regarding any such financing in the event of such a contingency, there can be no assurance that such financing will be available to us at or about the time it may be required, either on terms favorable to us or at all.  And although, as of the date hereof, our management has been told by Bixby management that Bixby expects to be able to meet its obligations to us in the near-term, Bixby was seriously delinquent in meeting its obligations to us from approximately January of 2009 until recently.  At August 31, 2009, Bixby owed us $31,947.  There can be no assurance of its ability to meet its obligations to us in accordance with the terms of the Merger Agreement.  If Bixby fails to pay our expenses in accordance with the Merger Agreement, it is unlikely that we will be able to meet our financial obligations.

At August 31, 2009, we had cash of $279 and a working capital deficit of $(118,091).  This compares to cash of $13,151 and a working capital deficit of $(115,646) at May 31, 2009.  At August 31, 2009, our only assets consisted of $279 in cash and $31,947 in accounts receivable from Bixby.  Without the accounts receivable from Bixby, our working capital deficit at August 31, 2009 would have been $(150,038).

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and to negotiate the Pending Merger.  No revenue from operations has been generated by the Company since August 14, 2006 (inception) to August 31, 2009.  It is highly unlikely the Company will have any revenues from operations unless it is able to effect an acquisition, or merger with an operating company, a result for which there can be no assurance.  In this regard, any revenue we derive from Bixby’s obligation to pay certain of our operating expenses as described under Liquidity and Capital Resources above is not considered revenue from operations.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded, maintaining its internal controls and reporting obligations under the Exchange Act, and pursuing the Pending Merger.  For this period, such net expenses (after reimbursement from Bixby of $397,283) amounted to $115,073.  For the three month period ending August 31, 2009, such net expenses (after reimbursement from Bixby of $31,947) amounted to $2,064.  This compares to $1,582 in such net expenses (after reimbursement from Bixby of $76,432) for the three month period ended August 31, 2008.

Since August 14, 2006 (inception), interest expense has been exclusively comprised of notes payable to stockholders for working capital loans previously made.  For this period, such expense amounted to $3,518.  For the three month period ending August 31, 2009, interest expense was $381, and it was the same amount for the comparable period during 2008.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2009, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009.

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

Dated: October 14, 2009	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President, Chief Executive Officer, Chief Financial Officer, and Director