Form 10-Q
period 2010-02-28
GCA I ACQUISITION CORP
filed 2010-04-14
CIK 1379396

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of April 14, 2010.

GCA I ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED FEBRUARY 28, 2010

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheets – February 28, 2010 (unaudited) and May 31, 2009	F-1

Statement of Operations (unaudited) for the nine month period ending February 28, 2010, for the nine month period ending February 28, 2009, and for the cumulative period during the development stage from August 14, 2006 (inception) to February 28, 2010
F-2

Statement of Cash Flows (unaudited) for the three month period ending February 28, 2010, for the three month period ending February 28, 2009, and for the cumulative period during the development stage from August 14, 2006 (inception) to February 28, 2010
F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T. Controls and Procedures	14

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	16

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

The results for the period ended February 28, 2010 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2009.

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2010	2009
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$340	$13,151
Other receivable, net of provision for doubtful accounts of $287,802 and $78,329 at February 28, 2010 and May 31, 2009, respectively	236	104,000
Total current assets	$576	$117,151

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$294,088	$197,560
Notes payable to a stockholder, including accrued interest of $4,280 and $3,137 at February 28, 2010 and May 31, 2009, respectively	36,380	35,237
Total current liabilities	330,468	232,797

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding at February 28, 2010 and May 31, 2009, respectively	500	500
Deficit accumulated during the development stage	(330,392)	(116,146)

Total stockholders' deficit	(329,892)	(115,646)

Total liabilities and stockholders' deficit	$576	$117,151

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine month		For the three month		For the period from
	period ending February 28,		period ending February 28,		August 14, 2006 (Inception)
	2010	2009	2010	2009	to February 28, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general, and administrative expenses	$291,439	$289,656	$107,718	$148,209	$769,784
Reimbursed expenses	(78,337)	(273,288)	-	(133,557)	(443,673)
Selling, general, and administrative expenses, net	213,102	16,368	107,718	14,652	326,111

Other expense:
Interest expense-related party	1,144	1,144	381	382	4,281

Net loss	$(214,246)	$(17,512)	$(108,099)	$(15,034)	$(330,392)

Basic and diluted loss per common share	$(0.04)	$(0.00)	$(0.02)	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine month period		For the period from
	ending February 28,		August 14, 2006 (Inception)
	2010	2009	to February 28, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(214,246)	$(17,512)	$(330,392)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes	1,143	1,144	4,280
Increase (decrease) in other receivable	103,764	(77,450)	(236)
Increase in prepaid expense	-	(772)	-
Increase in accounts payable and accrued expenses	96,528	94,252	294,088

Net cash used in operating activities	(12,811)	(338)	(32,260)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	-	-	32,100
Proceeds from issuance of shares of common stock	-	-	500

Net cash provided by financing activities	-	-	32,600

Net increase (decrease) in cash	(12,811)	(338)	340

Cash, beginning of period	13,151	509	-

Cash, end of period	$340	$171	$340

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONT’D

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

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONT’D

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

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONT’D

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

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONT’D

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $214,246 for the nine month period ending February 28, 2010. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the year ended May 31, 2009 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements present the results of operations of its wholly-owned subsidiary for the three and nine month periods ending February 28, 2010 and 2009. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended February 28, 2010 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2009.

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

At February 28, 2010, the Company's other receivable is entirely due from an acquisition target, which is located in the United States.

Other Receivable and Reimbursements

Other receivable consists of administrative expenses incurred by the Company and reimbursable by an acquisition target. The matching reimbursement is recorded as a contra-expense in the accompanying financial statements.

At February 28, 2010, the Company determined that a provision of $287,802 was appropriate.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses, and notes payable to a stockholder approximate their fair value due to their short-term maturities.

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at February 28, 2010.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at February 28, 2010 consisted primarily of accrued professional fees.

Related Party Transactions

At February 28, 2010, the Company owed $134,745 to a law firm for services rendered.  The law firm is related to the Company by means of common ownership and management.

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by our sole officer and director. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Our sole officer and director is involved in other business activities and may in the future become involved in other business pursuits when opportunities present themselves. As a result of these other activities, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

At February 28, 2010, the Company had issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $4,280 at February 28, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for the Company with the reporting period beginning February 28, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s financial statements, if any.

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

Note 4 – Subsequent Events

Beginning mid February 2010, the Company had been receiving reports from certain sources close to Bixby management that Bixby and Mr. Walker had recently determined to abandon their pursuit of the Pending Merger, including the meeting of their respective obligations under the Merger Agreement.  Although the Company was informed through its sources in the weeks that followed that there was some reconsideration on the part of Bixby and Mr. Walker being given to this matter, the Company was further informed that Bixby and Mr. Walker seemed to be determined to repudiate the Merger Agreement.

In mid March 2010, Bixby informed us directly of its and Mr. Walker’s then-current intention to repudiate the Merger Agreement and discontinue to meet their respective obligations thereunder in relation to the S-4 Registration/Merger Proxy Statement as well as the pursuit more generally of the Pending Merger.  On April 5, 2010, the Company directed a formal written correspondence to Mr. Walker and the Bixby board of directors informing them that the Company had been made aware of Bixby’s anticipatory repudiation of the Merger Agreement and seeking from Bixby formal assurances of its intention to honor the Merger Agreement unless and until such time as a potential settlement in relation to this matter could be reached.  To date, the Company has not received any response.

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONT’D

As of the date of this quarterly report on Form 10-Q, there is a great deal of uncertainty as to whether Bixby and Mr. Walker will remain intent on repudiating the Merger Agreement, whether litigation between the Company, on the one hand, and Bixby and Mr. Walker, on the other, will ensue, whether a potential settlement of some kind will be reached in relation to the matter, or what the terms of any such settlement might be if that should occur.  Despite the Company’s voluntary forbearance to date in declaring a default under the Merger Agreement based not only on the recent repudiation of that agreement but also many other material breaches on the part of Bixby and/or Mr. Walker thereunder extending back for some time now, the Company has not waived any of its rights.

As of the date hereof, the Company has accounts payable of $287,629 and only $483 in cash.  The Company’s accounts receivable consist solely of $304,669 due from Bixby, with whom the nature of the Company’s going-forward relationship is unclear at this time and potentially adversarial.  As a consequence, there is a high degree of uncertainty as to the Company’s ability to meet its current obligations.  Unless the Company is able to raise capital from its current stockholders or one or more third parties, either through loans or the sale of equity or debt securities, for which there can be no assurance, any refusal or other failure on the part of Bixby to promptly pay the Company’s expenses in accordance with the terms of the Merger Agreement going forward would leave the Company without adequate financial resources to continue to engage the services of professionals and other vendors that will be necessary for the Company to continue to meet its reporting obligations under the Exchange Act.  Because there is no commitment regarding any such financing in the event of such a contingency, there can be no assurance that such financing will be available to the Company, either on terms favorable to the Company or at all.

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

Bixby is an early-stage company focused on the development and commercial exploitation of a system that converts certain types of coal into a combination of specialty carbon products including synthetic natural gas (“SNG”), metallurgical coke (“met coke” or “coke”), activated carbon (“AC”), and, pending further development in terms of cost reduction/efficiency, a light, sweet crude synfuel, products which, taken together, are expected to offer a significantly higher commercial value than coal.  It has patent applications pending on certain of the design features of this system.  Bixby has progressed through the initial R&D phases to the pilot scale.  The first commercial scale reference plant capable of producing a portfolio of carbon products is currently under development in the U.S. In addition, Bixby is currently in the process of building the first of its carbon conversion system units for which an order had been received.  This first unit is expected to be ready for shipment to a China-based customer that was originated through a joint venture partner with which Bixby established a relationship over the past year for purposes of marketing its technology throughout the People’s Republic of China.  Since commencing work on this unit, Bixby has received orders from two other China-based customers through this joint venture partner, each of which is for one system unit.  Although Bixby has generated only $2,700,000 in revenue to date from operations utilizing this carbon conversion technology, Bixby management believes that it is positioned to become a significant and economically efficient producer of each of SNG, coke, and AC, or a licensor of technology that will enable licensees to do the same.

Although not currently a component of the carbon conversion systems that it recently began marketing, Bixby is in the process of developing a liquefaction technology that is expected to be made available as a back-end add-on assembly to the mainframe carbon conversion system which will enable system users to convert the coke that the system currently produces to a light sweet crude liquid synfuel at a market-competitive cost.  Although there can be no assurance, Bixby management believes that this technology will be ready for commercialization within approximately the next two to three years

Bixby’s definitive business model for the future is currently in the research and development stages and, as such, undetermined.  While there is a possibility that Bixby will determine to focus exclusively on the exploitation of its technology through a model that contemplates Bixby’s involvement and risk solely to the extent of those products directly generated through its technology (i.e. SNG, met coke, AC, and, eventually, crude oil), it is also considering involvement in enterprises which involve products that are derived from certain of those products, including coal-based gas-fired electric power plants.  In any case, and although there can be no assurance, Bixby expects to build its business principally on the basis of single or multi-plant projects pursued in accordance with any one of three different types of project models:

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

Recent Material Developments

Beginning mid-February 2010, GCA had been receiving reports from certain sources close to Bixby management that Bixby and Mr. Walker had recently determined to abandon their pursuit of the Pending Merger, including the meeting of their respective obligations under the Merger Agreement.  Although GCA was informed through its sources in the weeks that followed that there was some reconsideration on the part of Bixby and Mr. Walker being given to this matter, GCA was further informed that Bixby and Mr. Walker seemed to be determined to repudiate the Merger Agreement.

In mid-March 2010, Bixby informed us directly of its and Mr. Walker’s then-current intention to repudiate the Merger Agreement and discontinue to meet their respective obligations thereunder in relation to the S-4 Registration/Merger Proxy Statement as well as the pursuit more generally of the Pending Merger.  On April 5, 2010, GCA directed a formal written correspondence to Mr. Walker and the Bixby board of directors informing them that GCA had been made aware of Bixby’s anticipatory repudiation of the Merger Agreement and seeking from Bixby formal assurances of its intention to honor the Merger Agreement unless and until such time as a potential settlement in relation to this matter could be reached.  To date, GCA has not received any response.

As of the date of this quarterly report on Form 10-Q, there is a great deal of uncertainty as to whether Bixby and Mr. Walker will remain intent on repudiating the Merger Agreement, whether litigation between GCA, on the one hand, and Bixby and Mr. Walker, on the other, will ensue, whether a potential settlement of some kind will be reached in relation to the matter, or what the terms of any such settlement might be if that should occur.  Despite our voluntary forbearance to date in declaring a default under the Merger Agreement based not only on the recent repudiation of that agreement but also many other material breaches on the part of Bixby and/or Mr. Walker thereunder extending back for some time now, we have not waived any of our rights.

Merger-Related Financing

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

•	GCA and Bixby will keep confidential, and not provide to any third party, materials relating to the proposed financing without the investment bank’s consent.

The engagement agreement grants the investment bank a right of first refusal to finance:

•	on a project basis, the further expansion of the Chelyan West Virginia reference plant beyond the scope of the pilot project;

•	on a project basis, any additional plants to be controlled by GCA;

•	on a corporate finance basis, GCA for a period of 24 months following the closing of a financing contemplated by the engagement agreement.

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

Comparison of Fiscal Periods Ended February 28, 2010 and February 28, 2009

Operational Expenses

Total net operating expenses were $326,443 for the fiscal period from August 14, 2006 (inception) through February 28, 2010, inclusive of $443,673 in reimbursed expenses from Bixby (see discussion in Liquidity and Capital Resources below).  Total net operating expenses were $107,718 for the three month period ended February 28, 2010, inclusive of $-0- in reimbursed expenses from Bixby (see discussion in Liquidity and Capital Resources below).  Comparatively, total net operating expenses were $14,652 for the three month period ended February 28, 2009.  In each of these periods, these expenses constituted professional and related fees.  The increase in 2010 over the comparable period in 2009 was primarily attributable to legal fees associated with the Pending Merger.

We incurred a net loss of $330,392 for the fiscal period from August 14, 2006 (inception) through February 28, 2010, a net loss of $108,099 for the three month period ended February 28, 2010, and a net loss of $15,034 for the comparable three month period ended February 28, 2009.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
	Nine Months Ended	August 14, 2006 (Inception) to
	February 28, 2010	February 28, 2010
Net cash (used) in operating activities	$(12,811)	$(32,260)
Net cash (used) in investing activities	$0	$0
Net cash provided by financing activities	$0	$32,600
Net increase (decrease) in cash and cash equivalents	$(12,811)	$340

Due to the fact that we have had no operations to date from which we derive any revenues, prior to May 7, 2008 and extending back to August 14, 2006 (inception), we had been dependent on loans from existing stockholders’ to fund our working capital needs.  Prior to May 7, 2008, we had borrowed a total of $32,100 from a single shareholder. Although, to date, we have generated no revenues at all from operations, and we do not expect to generate any revenues from operations absent a merger or other combination with an operating company, as part of the Pending Merger and pursuant to the terms of the Merger Agreement, Bixby agreed to pay, from and after May 7, 2008, our reasonable legal, accounting, independent auditing, and EDGARization/printing service fees and expenses in connection with (a) the preparation and filing of any and all required reports to be filed under the Exchange Act from and after May 7, 2008 through the earlier of (i) four business days following the consummation of the Pending Merger, or (ii) the time at which the Merger Agreement shall have been terminated, if at all, in accordance with its terms, and (b) the Pending Merger and the preparation, filing and dissemination of the S-4 Registration/Merger Proxy Statement and all related federal and state securities law compliance associated with the Pending Merger.  As of February 28, 2010, Bixby had been current in meeting its obligations to us for these expenses.  Since then, we have delivered an invoice to Bixby that includes expenses payable by Bixby under the Merger Agreement that extend back to mid May 2009, which expenses had not been previously invoiced, and, as of the date hereof, Bixby owed GCA a total of $304,669.

Beginning mid-February 2010, GCA had been receiving reports from certain sources close to Bixby management that Bixby and Mr. Walker had recently determined to abandon their pursuit of the Pending Merger, including the meeting of their respective obligations under the Merger Agreement.  Although GCA was informed through its sources in the weeks that followed that there was some reconsideration on the part of Bixby and Mr. Walker being given to this matter, GCA was further informed that Bixby and Mr. Walker seemed to be determined to repudiate the Merger Agreement.

In mid-March 2010, Bixby informed us directly of its and Mr. Walker’s then-current intention to repudiate the Merger Agreement and discontinue to meet their respective obligations thereunder in relation to the S-4 Registration/Merger Proxy Statement as well as the pursuit more generally of the Pending Merger.  On April 5, 2010, GCA directed a formal written correspondence to Mr. Walker and the Bixby board of directors informing them that GCA had been made aware of Bixby’s anticipatory repudiation of the Merger Agreement and seeking from Bixby formal assurances of its intention to honor the Merger Agreement unless and until such time as a potential settlement in relation to this matter could be reached.  To date, GCA has not received any response.

As of the date of this quarterly report on Form 10-Q, there is a great deal of uncertainty as to whether Bixby and Mr. Walker will remain intent on repudiating the Merger Agreement, whether litigation between GCA, on the one hand, and Bixby and Mr. Walker, on the other, will ensue, whether a potential settlement of some kind will be reached in relation to the matter, or what the terms of any such settlement might be if that should occur.  Despite our voluntary forbearance to date in declaring a default under the Merger Agreement based not only on the recent repudiation of that agreement but also many other material breaches on the part of Bixby and/or Mr. Walker thereunder extending back for some time now, we have not waived any of our rights.

As of the date hereof, we have accounts payable of $287,629 and only $483 in cash.  Our accounts receivable consist solely of $304,669 due from Bixby, with whom the nature of our going forward relationship is unclear at this time and potentially adversarial.  As a consequence, there is a high degree of uncertainty as to our ability to meet our current obligations.  Unless we are able to raise capital from our current stockholders or one or more third parties, either through loans or the sale of equity or debt securities, for which there can be no assurance, any refusal or other failure on the part of Bixby to promptly pay our expenses in accordance with the terms of the Merger Agreement going forward would leave us without adequate financial resources to continue to engage the services of professionals and other vendors that will be necessary for us to continue to meet our reporting obligations under the Exchange Act.  Because there is no commitment regarding any such financing in the event of such a contingency, there can be no assurance that such financing will be available to us, either on terms favorable to us or at all.

In the event that Bixby determines for whatever reason to resume meeting its obligations under the Merger Agreement and, more generally, to pursue the Pending Merger, and given that the expenses associated with the Pending merger are the only material expenses that we would reasonably expect to incur under such circumstances until such time as the Pending Merger is consummated, and assuming this obligation is consistently honored by Bixby, we believe that that the overwhelming majority of our working capital needs would be able to be met through this arrangement until the Pending Merger is consummated, to the extent that this at some point occurs.  If the Merger Agreement were to be terminated for any reason thereafter, or Bixby were to fail to honor its obligations under the terms of the Merger Agreement either on a timely basis or at all, and, in any event, if there were to be a deficiency in our working capital needs beyond those amounts which Bixby is obligated to pay, it is management’s belief that it would become necessary to fund our working capital needs once again through loans from stockholders, or possibly from the sale of equity or debt securities to unrelated parties.  Because there is no commitment regarding any such financing in the event of such a contingency, there can be no assurance that such financing will be available to us at or about the time it may be required, either on terms favorable to us or at all.

At February 28, 2010, we had cash of $340 and a working capital deficit of $(329,892).  This compares to cash of $13,151 and a working capital deficit of $(115,646) at May 31, 2009.  At February 28, 2010, our only assets consisted of the $340 in cash and $236 in accounts receivable from Bixby.  Without the accounts receivable from Bixby, our working capital deficit at February 28, 2010 would have been $(330,128).

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates and to negotiate the Pending Merger.  No revenue from operations has been generated by the Company since August 14, 2006 (inception) to date.  It is highly unlikely the Company will have any revenues from operations unless it is able to effect an acquisition, or merger with an operating company, a result for which there can be no assurance.  In this regard, any revenue we derive from Bixby’s obligation to pay certain of our operating expenses as described under Liquidity and Capital Resources above is not considered revenue from operations.

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded, maintaining its internal controls and reporting obligations under the Exchange Act, and pursuing the Pending Merger.  For this period, such net expenses (after reimbursement from Bixby of $443,673) amounted to $326,443.  For the three month period ending February 28, 2010, such net expenses (after reimbursement from Bixby of $-0-) amounted to $107,718.  This compares to $14,652 in such net expenses (after reimbursement from Bixby of $133,557) for the three month period ended February 28, 2009.  For the nine month period ending February 28, 2010, such net expenses (after reimbursement from Bixby of $78,337) amounted to $213,434.  This compares to $16,368 in such net expenses (after reimbursement from Bixby of $273,288) for the nine month period ended February 28, 2009.

Since August 14, 2006 (inception), interest expense has been exclusively comprised of notes payable to stockholders for working capital loans previously made.  For this period, such expense amounted to $3,949.  For the three month period ending February 28, 2010, interest expense was $381, the same amount as it was for the comparable period during 2009.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for us with the reporting period beginning February 28, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements, if any.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of February 28, 2010, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended February 28, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

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

Dated: April 14, 2010	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado
President, Chief Executive Officer,
Chief Financial Officer, and Director