Form 10-K
period 2010-05-31
GCA I ACQUISITION CORP
filed 2010-09-14
CIK 1379396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010
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
Yes   ☒     No   ☐

At September 14, 2010, the Registrant’s common equity was not listed or traded on any exchange or quotation system and there was not any other public trading market for such securities or any other securities of the registrant.

At September 14, 2010, the Registrant had outstanding 5,000,000 shares of common stock of which there is only a single class.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Fiscal Year Ended May 31, 2010

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

ITEM 1. DESCRIPTION OF BUSINESS.

We were incorporated in the State of Delaware on August 14, 2006.  Since inception, we have been engaged in organizational efforts, obtaining initial financing, complying with reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and efforts to identify and consummate a possible business combination with an existing operating company.  Until we are able to acquire or merge with an existing operating company, our sole business purpose is to accomplish this objective.

Recent Key Developments

On May 7, 2008, we entered into a definitive Agreement and Plan of Merger to engage in a reverse subsidiary merger with a target operating company, Bixby Energy Systems, Inc. (“Bixby”), among other parties, which agreement was superceded as of March 27, 2009 by a definitive Amended and Restated Agreement and Plan of Merger which agreement remains in effect as of the date hereof (as amended and restated, the “Merger Agreement”).  Throughout the balance of 2009 and continuing for only a brief part of early 2010, our focus had been predominantly on fulfilling our obligations under the Merger Agreement in pursuit of the contemplated merger transaction (the “Pending Merger”), including the preparation, filing with the U.S. Securities and Exchange Commission (the “SEC”), and amending as necessary and re-filing of a related S-4 registration/merger proxy statement.  During the first half of 2010, a dispute arose between us and Bixby based on Bixby’s announced determination that it desired to terminate the Merger Agreement and abandon the Pending Merger (the “Bixby Dispute”).  Following certain discussions between Bixby and GCA surrounding the Bixby Dispute and potential terms upon which it might have been able to be resolved, a certain Contingent Settlement & Standstill Agreement was entered into on July 1, 2010 among the parties to the Merger Agreement as well as each of our two common stockholders pursuant to which all of the outstanding shares of our common stock would become wholly-owned by Bixby, and the Merger Agreement would be terminated, both on or before September 15, 2010, in the event that certain payments are made by Bixby as of that date, including a payment to us sufficient to enable us to satisfy all of our then-existing material financial obligations (as more fully described hereinafter, the “Contingent Settlement Agreement”). As of August 30, 2010, Bixby had breached certain of its payment obligations under the Contingent Settlement Agreement.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which are necessary for us to continue such pursuit, and their unwillingness to cooperate with us more generally in continuing to work towards a closing.

At this time, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder;

▪
the Bixby Dispute will be resolved through something other than the Contingent Settlement Agreement and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved after September 15, 2010 and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

Transactions of the type we have been pursuing are generally quite complicated, subject to many material risks, and subject to many conditions that may or may not be satisfied, and there can be no assurance, as a result, that we will be able to complete one, either with Bixby or with a different target operating company.  If the Pending Merger or any other transaction is completed, it is highly unlikely that this would occur for some significant period of time from the date of this annual report.  A copy of the Merger Agreement is annexed as Exhibit 10.1 to the current report on Form 8-K filed by us on April 2, 2009.

We selected May 31 as our fiscal year end.  We maintain our principal executive offices at 115 East 57th Street, 10th Floor, New York, NY 10022.

Our Business Generally

Based on our proposed business activities, we are what is known as a “blank check” company.  The SEC defines “blank check” companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”  Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Our management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, unless and until we have successfully concluded a business combination.  We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we continue to be subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate short-term earnings.  Given the Pending Merger, and notwithstanding the Bixby Dispute, we have curtailed for the time being our efforts in seeking out alternative target companies with which to combine.  However, to the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we will not restrict our potential candidate target companies to any specific business, industry or geographic location and may, as a result, acquire any type of business.

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

(g)   The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)   Other relevant factors.

In applying the foregoing criteria, no one of which is controlling, our management has and will continue, to the extent the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, to attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to our limited capital available for investigation, if the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we may not discover or adequately evaluate adverse facts about the target company with which we pursue a combination.  Further, it is highly likely that, within a very short period of time following any cessation by Bixby of its contractual obligations to meet certain of our ongoing expenses, we will find ourselves without sufficient capital resources to continue meeting our public reporting and other obligations the continued maintenance in good standing of which are deemed vital to our ability to interest a target company and, ultimately, to effect a business combination.

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

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction, including the Pending Merger.  As part of such a transaction, our sole director, or all or a majority of our directors if we then have more than one, may resign and new directors may be appointed without any vote by our stockholders.  The terms of the Pending Merger are such that our sole director currently, Michael M. Membrado, will not be a director in the event that the transaction is completed.

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

We presently have no employees apart from our executive management.  Our sole officer and director, Michael M. Membrado, is engaged in outside professional pursuits and business activities, most notably a legal practice, and devotes to our business only limited time beyond that for which his firm is compensated in the form of legal fees.  We expect no significant changes in the number of our employees unless and until we consummate a business combination, including, if applicable, the Pending Merger.

The Pending Merger

On March 27, 2009, we entered into a definitive Amended & Restated Agreement and Plan of Merger (the “Merger Agreement”) with each of Bixby Energy Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of GCA (“Merger Sub”), Bixby Energy Systems, Inc. (“Bixby”), and Robert A. Walker, the founder, President, Chief Executive Officer and Chairman of the board of directors of Bixby (“Mr. Walker”).  The Merger Agreement amended and restated a previous merger agreement entered into among the same parties as of May 7, 2008.  Contemporaneously and in connection with the Merger Agreement, Mr. Walker and GCA entered into an amended and restated voting agreement (the “Voting Agreement”).

In accordance with the terms of the Merger Agreement, and as a result of the Pending Merger to the extent that it is completed:

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

As soon as practicable following any closing of the Pending Merger (i.e. following the change in control of GCA contemplated by the Pending Merger):

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

Upon any closing of the Pending Merger, Bixby’s assets and operations will become the assets and operations of GCA.

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

Bixby is currently in the process of producing its initial carbon conversion system test units.  The first of these test units, for which Bixby received a $900,000 deposit against a $2 million total sale price during the first half of 2010, is in the process of being readied for shipment as of the date hereof.  The $1.1 million balance becomes payable to Bixby upon satisfactory completion of a thirty day operational period following delivery and installation of the test unit.  The sale, to a China-based customer/licensee, originated through a joint venture partner with which Bixby established a relationship over the past approximately 18 months for purposes of marketing its technology throughout the People’s Republic of China.  Since commencing production on this unit, Bixby has received orders and deposits for four additional test units from three other China-based customer/licensees, in each case also through Bixby’s China joint venture partner, and in each case on the same payment terms as the order for the initial test unit.  Although Bixby has generated only $4.5 million in revenue to date from operations utilizing this carbon conversion technology (against orders totaling $10 million), Bixby management believes that it is positioned to become a significant and economically efficient producer and seller over time of these carbon conversion system units, as well as each of SNG, coke, and AC.

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

Bixby’s definitive business model for the future is currently in the research and development stages and, as such, undetermined.  While there is a possibility that Bixby will determine to focus exclusively on the exploitation of its technology through a model that contemplates Bixby’s involvement and risk solely to the extent of those products directly generated through its technology (i.e. SNG, met coke, AC, and, eventually, crude oil), it is also considering involvement in enterprises which involve products that are derived from certain of those products, including coal-based gas-fired electric power plants.  In any case, and although there can be no assurance, Bixby expects to build its business principally on the basis of single or multi-plant projects pursued in accordance with any one of three different types of project models:

•	Independent Bixby projects;
•	Strategic joint venture projects; and
•	Pure sale/licensing projects.

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

•
a combination S-4 registration statement covering the securities to be issued in the Pending Merger and joint merger proxy statement (the “S-4 Registration/Merger Proxy Statement”) having become effective under the Securities Act, delivered to all required recipients, and having not become the subject of any stop order or proceeding seeking a stop order.

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

The Bixby Dispute

Throughout the balance of 2009 and continuing for only a brief part of early 2010, our focus had been predominantly on fulfilling our obligations under the Merger Agreement in pursuit of the Pending Merger, including the preparation, filing with the SEC, and amending as necessary and re-filing, of a related S-4 registration/merger proxy statement.  During the first half of 2010, Bixby began to make known to us its desire to terminate the Merger Agreement and to abandon the Pending Merger.  Within several days following delivery by us to Bixby in early April, 2010 of an invoice reflecting an amount then cumulatively owed by Bixby to us under the Merger Agreement, Bixby communicated to us its determination that it was repudiating the Merger Agreement and a dispute between us arose as a result (the “Bixby Dispute”).  Discussions between Bixby and GCA surrounding the Bixby Dispute followed, including potential terms upon which it might have been able to be resolved, and on July 1, 2010, a certain Contingent Settlement & Standstill Agreement was entered into among us, Merger Sub, Bixby, Mr. Walker, and each of our two current shareholders, Michael Membrado, our and Merger Sub’s current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director (“Mr. Membrado”) and Jennifer Lee (“Ms. Lee”), which agreement (the “Contingent Settlement Agreement”) could potentially effect a change in our control (and, indirectly, Merger Sub) as well as a termination of each of the Merger Agreement and the Voting Agreement.

Under the terms of the Contingent Settlement Agreement, each of Mr. Membrado and Ms. Lee have agreed to sell all of the shares of GCA capital stock currently held by each of them (2,500,000 shares of common stock, respectively) to Bixby for a price of $0.10 per share (total $500,000), thereby causing GCA to become a wholly-owned subsidiary of Bixby.  Although a non-refundable down-payment of $50,000 was paid to each of Mr. Membrado and Ms. Lee upon execution of the Contingent Settlement Agreement (for which no shares were or will be transferred unless and until the transaction is completed), the Contingent Settlement Agreement provides that Bixby has until September 15, 2010 to deliver the balance of $400,000 and complete the transaction, and that, in the meantime, GCA and Merger Sub are prohibited from initiating or otherwise pursuing any legal proceedings under or in connection with the Merger Agreement.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which are necessary for us to continue such pursuit, and their unwillingness to cooperate with us more generally in continuing to work towards a closing.

Until such time as the stock conveyance transaction contemplated by the Contingent Settlement Agreement is completed in its entirety, if at all, all of the 5,000,000 shares of GCA common stock currently held by Mr. Membrado and Ms. Lee in equal proportion, which shares represent all of the issued and outstanding capital stock of GCA, shall be retained by Mr. Membrado and Ms. Lee, each of the Merger Agreement and Voting Agreement shall remain in effect for all purposes, and Mr. Membrado shall remain GCA’s and Merger Sub’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

As part of the Contingent Settlement Agreement, Bixby is also required to pay off the outstanding professional fee obligations for GCA arising under the Merger Agreement, both preexisting and going forward through completion of the share purchase transaction if and when it shall occur.  In connection with this aspect of the Contingent Settlement Agreement, and in addition to the payments from Bixby to Mr. Membrado and Ms. Lee described above in relation to the stock conveyance transaction, a $50,000 payment was made by Bixby to GCA upon execution of the Contingent Settlement Agreement toward satisfaction of the then-preexisting $287,085 obligation for such professional fees.  The balance of the preexisting obligation ($237,085) was required under the Contingent Settlement Agreement to be satisfied by August 30, 2010, but was not, and all professional fees incurred after July 1, 2010 were and are required to be paid by Bixby to GCA within three days of invoicing, but have not.  Among other professional service providers, Mr. Membrado has been and continues to serve as legal counsel to GCA.

If and when the stock conveyance transaction contemplated by the Contingent Settlement Agreement is completed, all of the 5,000,000 shares of GCA common stock currently held by and between Mr. Membrado and Ms. Lee in equal proportion, which shares represent all of the issued and outstanding capital stock of GCA, shall have been conveyed to Bixby, thereby resulting in a change of control of GCA (and, indirectly, Merger Sub), each of the Merger Agreement and the Voting Agreement shall immediately be deemed to have been terminated for all purposes, and Mr. Membrado shall immediately be deemed to have resigned, effective immediately, as each of GCA’s and Merger Sub’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

The Contingent Settlement Agreement contains various representations, warranties and other provisions, some of which are customary in similar kinds of agreements and others which have been included based on their importance to either one or more of the parties and the agreement by the other parties.

The foregoing description of the Contingent Settlement Agreement does not purport to be complete and is qualified in its entirety by the Contingent Settlement & Standstill Agreement itself, a copy of which is annexed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on July 8, 2010.

At this time, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder;

▪
the Bixby Dispute will be resolved through something other than the Contingent Settlement Agreement and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved after September 15, 2010 and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

At May 31, 2010, Bixby, our sole source of cash to fund operating expenses, owed us $293,325, and, as of such date, our total liabilities were $344,146, leaving us with a working capital deficit of $(50,818).  Also as of such date, we had $3 in cash and cash equivalents.   To the extent that the Bixby Dispute is resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement, we intend to satisfy all of our existing liabilities to non-affiliates, pay to the extent possible any amounts then owed to Mr. Membrado’s firm for legal services rendered, and enter into a debt forgiveness agreement with Ms. Lee in relation to the amounts we owe to her as of such time under each of the promissory notes she currently holds.

In the event that the Bixby Dispute is not resolved and the Merger Agreement is not terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder, and unless Bixby determines to continue to fund our operating expenses in accordance with the terms of the Merger Agreement notwithstanding any non-resolution of the Bixby Dispute, our ability to continue to operate would be materially impaired, we could potentially be confronted with substantial legal expenses associated with pursuing our rights and remedies under the Merger Agreement, and we would become entirely dependent, almost immediately, on our ability to obtain loans and/or equity investments from shareholders or other investors to meet our operating expenses and other financial obligations.  At this time, however, we do not have commitments for any such financing, and there can be no assurance that we would be able to obtain any such financing if necessary on terms that would be reasonably acceptable to us, or within a timeframe that would allow us to remain financially viable and continue to operate while we evaluated and pursued our going-forward options.

ITEM 1A.  RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Risks Associated with Our Business and the Pending Merger

There is material uncertainty as to our ability to continue as a going concern.

Our financial statements for the period ended May 31, 2010, which are included in Item 8 of this Annual Report on Form 10-K, as well as the accompanying report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern.  This conclusion is based on our historic net losses and our continuing cash requirements going forward coupled with our lack of any existing operational revenue.  Those factors, as well as material uncertainty in securing financing for continued operations, create an uncertainty regarding our ability to continue as a going concern.  Although Bixby remains obligated under the terms of both the Merger Agreement and the Contingent Settlement Agreement to pay us amounts from time to time that effectively enable us to meet almost all of our material expenses as necessary, there remains a material likelihood given both Bixby’s unstable financial condition and the currently strained nature of our relationship with Bixby that this obligation will not be honored at some point in the future, either fully, timely, or at all, prior to our consummating a business combination with an operating company.  Were this to occur, our ability to continue to operate would be materially impaired, and we would become entirely dependent, almost immediately, on our ability to obtain loans and/or equity investments from shareholders or other investors to meet our operating expenses and other financial obligations.  At this time, however, we do not have commitments for any such financing, and there can be no assurance that we would be able to obtain any such financing if necessary on terms that would be reasonably acceptable to us, or within a timeframe that would allow us to remain financially viable and continue to operate.

If the Bixby Dispute is not resolved through a closing of the Contingent Settlement Agreement, our ability to meet our operating expenses going forward is highly uncertain.

As of the date hereof, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder;

▪
the Bixby Dispute will be resolved through something other than the Contingent Settlement Agreement and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved after September 15, 2010 and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

At May 31, 2010, Bixby, our sole source of cash to fund operating expenses, owed us $293,325, and, as of such date, our total liabilities were $344,146, leaving us with a working capital deficit of $(50,818).  Also as of such date, we had $3 in cash and cash equivalents.

In the event that the Bixby Dispute is not resolved and the Merger Agreement is not terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder, and unless Bixby determines to continue to fund our operating expenses in accordance with the terms of the Merger Agreement notwithstanding any non-resolution of the Bixby Dispute, which seems unlikely given the circumstances, our ability to continue to operate would be materially impaired, we could potentially be confronted with substantial legal expenses associated with pursuing our rights and remedies under the Merger Agreement, and we would become entirely dependent, almost immediately, on our ability to obtain loans and/or equity investments from shareholders or other investors to meet our operating expenses and other financial obligations.  At this time, however, we do not have commitments for any such financing, and there can be no assurance that we would be able to obtain any such financing if necessary on terms that would be reasonably acceptable to us, or within a timeframe that would allow us to remain financially viable and continue to operate while we evaluated and pursued our going-forward options.

Our business will have no revenues unless and until we merge with or acquire an operating business.

Since August 14, 2006 (inception), and as of May 31, 2010, we had incurred a net loss of $(51,318).  Because we do not anticipate having any revenues until such time as we consummate a business combination with an operating company that has or eventually develops revenues, and will likely have to finance operating expenses until such time as we are able to consummate such a transaction through the contractual arrangement that we have (through the Merger Agreement) with Bixby whereby Bixby pays certain of our expenses (or other similar arrangements), proceeds obtained from shareholder loans, or sales of equity, we are likely to incur a net operating loss that will increase continuously until we are able to consummate such a transaction.  There can be no assurance, however, that we will be able to consummate the Pending Merger or, alternatively, to identify a another suitable target in this regard and consummate a business combination, either eventually or at all.

Our business is difficult to evaluate because we have no operating history.

Because we are a development-stage company with no operating history or revenue and only minimal assets, meaningfully evaluating our prospects is uniquely challenging.  Unless the Bixby Dispute is resolved through a closing of the Contingent Settlement Agreement, until such time as we consummate the Pending Merger, or alternatively are able to identify and consummate some other business combination with an operating company, if at all, and potentially even thereafter to the extent that we combine with another development-stage entity, prospective investors will not have the benefit of being able to assess future operating performance on the basis of historical operating performance.

If the Bixby Dispute is not resolved through a closing of the Contingent Settlement Agreement, there remains a strong likelihood that the Pending Merger will not be completed.

Among other conditions, consummation of the Pending Merger is subject to (i) the preparation and filing by us, and the causing to be declared effective by the SEC, of an S-4 registration/merger proxy statement, (ii) Bixby shareholder approval, and (iii) no more than 20% of Bixby dissenting shareholders exercising their rights of appraisal.  Further, in accordance with its terms, the Merger Agreement may only be terminated by Bixby if (i) Bixby’s stockholders shall have failed to duly approve the Pending Merger and the Merger Agreement within a reasonable period following good faith compliance by Bixby with certain of its obligations, or (ii) we breach any representation, warranty, covenant or agreement on our part contained in the Merger Agreement which breach is not curable by us through our best efforts and for so long as we continues to exercise such best efforts.   There can be no assurance that all of the closing conditions of the Pending Merger will be satisfied or that events will not occur that will give rise to a justified termination of the Merger Agreement on the part of Bixby prior to closing.  In the event that some or all of the closing conditions are not satisfied, or that events occur that give rise to a justified termination of the Merger Agreement on the part of Bixby prior to closing, the Pending Merger may not be consummated.

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

At May 31, 2010, we had $3 in cash and cash equivalents.  If the Pending Merger is consummated, we will likely need to raise substantial additional capital through equity and debt financing for continued technology research, development and commercialization, for any specific projects that we determine to develop, to support possible additional expansion of our existing operations, and for our general and administrative expenses from operations.  We may also need to raise funds in order to respond to competitive pressures or acquire complementary products, services, businesses and/or technologies.  We cannot provide any assurance that any such financing will be available to us in the future on acceptable terms or at all.  If the Pending Merger is consummated, and if we cannot raise required funds on acceptable terms, we may not be able to, among other things:

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

Bixby’s business plan is focused on the exploitation of a technology that produces certain carbon-based energy products including synthetic natural gas and, eventually, light, sweet, crude oil, both of which are subject to commodity pricing.  While part of Bixby’s business model is expected to involve projects involving joint venture and licensing arrangements in relation to which Bixby will maintain no direct economic risk associated with the market price volatilities of natural gas (because the synthetic natural gas produced through operation of the system, or any value attributed thereto, will have been exclusively for the account of a party other than Bixby), a significant percentage of the projects pursued by Bixby are expected to involve arrangements in relation to which Bixby will maintain a direct economic risk associated with the market price volatilities of natural gas, and a much higher percentage of projects pursued by Bixby are expected to eventually involve arrangements in relation to which Bixby will maintain a direct economic risk associated with the market price volatilities of crude oil.  Moreover, Bixby may pursue and become involved in projects in which its economic returns are tied more directly to the sale of other products that are generated from the products produced by its technology, such as electricity.  To the extent that the Pending Merger is consummated, and although management believes that the technology holds the potential for enabling Bixby to become a low cost producer of its various energy products, in the final analysis, we will likely be subject to a significant degree to the vagaries of the energy markets which are ultimately characterized by commodity pricing.  While this is true in relation to the natural gas and crude oil products, the prices of which can and do fluctuate regularly and significantly, it could be even more pronounced in relation to electrical energy, the price of which is particularly volatile and the relatively small producers of which (those with plants in the 50 MW or lower range) are often forced to limit operation of their plants exclusively to peak-load conditions when prices spike in order to maintain profitability.

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

The fact that GCA is a “shell company” within the meaning of certain regulations means that holders of our common stock are subject to certain restrictions on their ability to sell their shares pursuant to the resale exemptions from registration provided by Rule 144 (“Rule 144”) under, or Section 4(1) of, the Securities Act, and this further limits the liquidity of our common stock.  Specifically, holders of shares of common stock of a “shell company” are only permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a merger or other transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain financial and information regarding the company in relation to which the business combination was consummated on a Current Report on Form 8-K within four business days thereafter.

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

Our board of directors has broad authorization to issue preferred stock ..

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

ITEM 3.  LEGAL PROCEEDINGS.

Presently, there are not any material pending legal proceedings to which we are a party or as to which any of our property is subject.

Potential Litigation

Throughout the balance of 2009 and continuing for only a brief part of early 2010, our focus had been predominantly on fulfilling our obligations under the Merger Agreement in pursuit of the Pending Merger, including the preparation, filing with the SEC, and amending as necessary and re-filing, of a related S-4 registration/merger proxy statement.  During the first half of 2010, Bixby began to make known to us its desire to terminate the Merger Agreement and to abandon the Pending Merger.  Within several days following delivery by us to Bixby in early April, 2010 of an invoice reflecting an amount then cumulatively owed by Bixby to us under the Merger Agreement, Bixby communicated to us its determination that it was repudiating the Merger Agreement and a dispute between us arose as a result (the “Bixby Dispute”).  Discussions between Bixby and GCA surrounding the Bixby Dispute followed, including potential terms upon which it might have been able to be resolved, and on July 1, 2010, a certain Contingent Settlement & Standstill Agreement was entered into among us, Merger Sub, Bixby, Mr. Walker, and each of our two current shareholders, Michael Membrado, our and Merger Sub’s current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director (“Mr. Membrado”) and Jennifer Lee (“Ms. Lee”), which agreement (the “Contingent Settlement Agreement”) could potentially effect a change in our control (and, indirectly, Merger Sub) as well as a termination of each of the Merger Agreement and the Voting Agreement.

Under the terms of the Contingent Settlement Agreement, each of Mr. Membrado and Ms. Lee have agreed to sell all of the shares of GCA capital stock currently held by each of them (2,500,000 shares of common stock, respectively) to Bixby for a price of $0.10 per share (total $500,000), thereby causing GCA to become a wholly-owned subsidiary of Bixby.  Although a non-refundable down-payment of $50,000 was paid to each of Mr. Membrado and Ms. Lee upon execution of the Contingent Settlement Agreement (for which no shares were or will be transferred unless and until the transaction is completed), the Contingent Settlement Agreement provides that Bixby has until September 15, 2010 to deliver the balance of $400,000 and complete the transaction, and that, in the meantime, GCA and Merger Sub are prohibited from initiating or otherwise pursuing any legal proceedings under or in connection with the Merger Agreement.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which are necessary for us to continue such pursuit, and their unwillingness to cooperate with us more generally in continuing to work towards a closing.

Until such time as the stock conveyance transaction contemplated by the Contingent Settlement Agreement is completed in its entirety, if at all, all of the 5,000,000 shares of GCA common stock currently held by Mr. Membrado and Ms. Lee in equal proportion, which shares represent all of the issued and outstanding capital stock of GCA, shall be retained by Mr. Membrado and Ms. Lee, each of the Merger Agreement and Voting Agreement shall remain in effect for all purposes, and Mr. Membrado shall remain GCA’s and Merger Sub’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

As part of the Contingent Settlement Agreement, Bixby is also required to pay off the outstanding professional fee obligations for GCA arising under the Merger Agreement, both preexisting and going forward through completion of the share purchase transaction if and when it shall occur.  In connection with this aspect of the Contingent Settlement Agreement, and in addition to the payments from Bixby to Mr. Membrado and Ms. Lee described above in relation to the stock conveyance transaction, a $50,000 payment was made by Bixby to GCA upon execution of the Contingent Settlement Agreement toward satisfaction of the then-preexisting $287,085 obligation for such professional fees.  The balance of the preexisting obligation ($237,085) was required under the Contingent Settlement Agreement to be satisfied by August 30, 2010, but was not, and all professional fees incurred after July 1, 2010 were and are required to be paid by Bixby to GCA within three days of invoicing, but have not.  Among other professional service providers, Mr. Membrado has been and continues to serve as legal counsel to GCA.

If and when the stock conveyance transaction contemplated by the Contingent Settlement Agreement is completed, all of the 5,000,000 shares of GCA common stock currently held by and between Mr. Membrado and Ms. Lee in equal proportion, which shares represent all of the issued and outstanding capital stock of GCA, shall have been conveyed to Bixby, thereby resulting in a change of control of GCA (and, indirectly, Merger Sub), each of the Merger Agreement and the Voting Agreement shall immediately be deemed to have been terminated for all purposes, and Mr. Membrado shall immediately be deemed to have resigned, effective immediately, as each of GCA’s and Merger Sub’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

The Contingent Settlement Agreement contains various representations, warranties and other provisions, some of which are customary in similar kinds of agreements and others which have been included based on their importance to either one or more of the parties and the agreement by the other parties.

The foregoing description of the Contingent Settlement Agreement does not purport to be complete and is qualified in its entirety by the Contingent Settlement & Standstill Agreement itself, a copy of which is annexed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on July 8, 2010.

At this time, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder;

▪
the Bixby Dispute will be resolved through something other than the Contingent Settlement Agreement and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved after September 15, 2010 and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

At May 31, 2010, Bixby, our sole source of cash to fund operating expenses, owed us $293,325, and, as of such date, our total liabilities were $344,146, leaving us with a working capital deficit of $(50,818).  Also as of such date, we had $3 in cash and cash equivalents.

To the extent that the Bixby Dispute is resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement, we intend to satisfy all of our existing liabilities to non-affiliates, pay to the extent possible any amounts then owed to Mr. Membrado’s firm for legal services rendered, and enter into a debt forgiveness agreement with Ms. Lee in relation to the amounts we owe to her as of such time under each of the promissory notes she currently holds.

In the event that the Bixby Dispute is not resolved and the Merger Agreement is not terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder, and unless Bixby determines to continue to fund our operating expenses in accordance with the terms of the Merger Agreement notwithstanding any non-resolution of the Bixby Dispute, our ability to continue to operate would be materially impaired, we could potentially be confronted with substantial legal expenses associated with pursuing our rights and remedies under the Merger Agreement, and we would become entirely dependent, almost immediately, on our ability to obtain loans and/or equity investments from shareholders or other investors to meet our operating expenses and other financial obligations.  At this time, however, we do not have commitments for any such financing, and there can be no assurance that we would be able to obtain any such financing if necessary on terms that would be reasonably acceptable to us, or within a timeframe that would allow us to remain financially viable and continue to operate while we evaluated and pursued our going-forward options.

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

(b)           Holders

As of August 30, 2010, there were two holders of record of a combined total of 5,000,000 shares of our common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We were incorporated in the State of Delaware on August 14, 2006.  Since inception, we have been engaged in organizational efforts, obtaining initial financing, complying with reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and efforts to identify and consummate a possible business combination with an existing operating company.  Until we are able to acquire or merge with an existing operating company, our sole business purpose is to accomplish this objective.

Recent Key Developments

On May 7, 2008, we entered into a definitive Agreement and Plan of Merger to engage in a reverse subsidiary merger with a target operating company, Bixby Energy Systems, Inc. (“Bixby”), among other parties, which agreement was superceded as of March 27, 2009 by a definitive Amended and Restated Agreement and Plan of Merger which agreement remains in effect as of the date hereof (as amended and restated, the “Merger Agreement”).  Throughout the balance of 2009 and continuing for only a brief part of early 2010, our focus had been predominantly on fulfilling our obligations under the Merger Agreement in pursuit of the contemplated merger transaction (the “Pending Merger”), including the preparation, filing with the U.S. Securities and Exchange Commission (the “SEC”), and amending as necessary and re-filing of a related S-4 registration/merger proxy statement.  During the first half of 2010, a dispute arose between us and Bixby based on Bixby’s announced determination that it desired to terminate the Merger Agreement and abandon the Pending Merger (the “Bixby Dispute”).  Following certain discussions between Bixby and GCA surrounding the Bixby Dispute and potential terms upon which it might have been able to be resolved, a certain Contingent Settlement & Standstill Agreement was entered into on July 1, 2010 among the parties to the Merger Agreement as well as each of our two common stockholders pursuant to which all of the outstanding shares of our common stock would become wholly-owned by Bixby, and the Merger Agreement would be terminated, both on or before September 15, 2010, in the event that certain payments are made by Bixby as of that date, including a payment to us sufficient to enable us to satisfy all of our then-existing material financial obligations (as more fully described hereinafter, the “Contingent Settlement Agreement”). As of August 30, 2010, Bixby had breached certain of its payment obligations under the Contingent Settlement Agreement.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which are necessary for us to continue such pursuit, and their unwillingness to cooperate with us more generally in continuing to work towards a closing.

At this time, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder;

▪
the Bixby Dispute will be resolved through something other than the Contingent Settlement Agreement and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved after September 15, 2010 and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

Transactions of the type we have been pursuing are generally quite complicated, subject to many material risks, and subject to many conditions that may or may not be satisfied, and there can be no assurance, as a result, that we will be able to complete one, either with Bixby or with a different target operating company.  If the Pending Merger or any other transaction is completed, it is highly unlikely that this would occur for some significant period of time from the date of this annual report.  A copy of the Merger Agreement is annexed as Exhibit 10.1 to the current report on Form 8-K filed by us on April 2, 2009.

We selected May 31 as our fiscal year end.  We maintain our principal executive offices at 115 East 57th Street, 10th Floor, New York, NY 10022.

Our Business Generally

Based on our proposed business activities, we are what is known as a “blank check” company.  The SEC defines “blank check” companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”  Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Our management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, unless and until we have successfully concluded a business combination.  We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we continue to be subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate short-term earnings.  Given the Pending Merger, and notwithstanding the Bixby Dispute, we have curtailed for the time being our efforts in seeking out alternative target companies with which to combine.  However, to the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we will not restrict our potential candidate target companies to any specific business, industry or geographic location and may, as a result, acquire any type of business.

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

(g)  The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)  Other relevant factors.

In applying the foregoing criteria, no one of which is controlling, our management has and will continue, to the extent the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, to attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to our limited capital available for investigation, if the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we may not discover or adequately evaluate adverse facts about the target company with which we pursue a combination.  Further, it is highly likely that, within a very short period of time following any cessation by Bixby of its contractual obligations to meet certain of our ongoing expenses, we will find ourselves without sufficient capital resources to continue meeting our public reporting and other obligations the continued maintenance in good standing of which are deemed vital to our ability to interest a target company and, ultimately, to effect a business combination.

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

Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction, including the Pending Merger.  As part of such a transaction, our sole director, or all or a majority of our directors if we then have more than one, may resign and new directors may be appointed without any vote by our stockholders.  The terms of the Pending Merger are such that our sole director currently, Michael M. Membrado, will not be a director in the event that the transaction is completed.

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

We presently have no employees apart from our executive management.  Our sole officer and director, Michael M. Membrado, is engaged in outside professional pursuits and business activities, most notably a legal practice, and devotes to our business only limited time beyond that for which his firm is compensated in the form of legal fees.  We expect no significant changes in the number of our employees unless and until we consummate a business combination, including, if applicable, the Pending Merger.

The Pending Merger

On March 27, 2009, we entered into a definitive Amended & Restated Agreement and Plan of Merger (the “Merger Agreement”) with each of Bixby Energy Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of GCA (“Merger Sub”), Bixby Energy Systems, Inc. (“Bixby”), and Robert A. Walker, the founder, President, Chief Executive Officer and Chairman of the board of directors of Bixby (“Mr. Walker”).  The Merger Agreement amended and restated a previous merger agreement entered into among the same parties as of May 7, 2008.  Contemporaneously and in connection with the Merger Agreement, Mr. Walker and GCA entered into an amended and restated voting agreement (the “Voting Agreement”).

In accordance with the terms of the Merger Agreement, and as a result of the Pending Merger to the extent that it is completed:

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

As soon as practicable following any closing of the Pending Merger (i.e. following the change in control of GCA contemplated by the Pending Merger):

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

Upon any closing of the Pending Merger, Bixby’s assets and operations will become the assets and operations of GCA.

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

Bixby is currently in the process of producing its initial carbon conversion system test units.  The first of these test units, for which Bixby received a $900,000 deposit against a $2 million total sale price during the first half of 2010, is in the process of being readied for shipment as of the date hereof.  The $1.1 million balance becomes payable to Bixby upon satisfactory completion of a thirty day operational period following delivery and installation of the test unit.  The sale, to a China-based customer/licensee, originated through a joint venture partner with which Bixby established a relationship over the past approximately 18 months for purposes of marketing its technology throughout the People’s Republic of China.  Since commencing production on this unit, Bixby has received orders and deposits for four additional test units from three other China-based customer/licensees, in each case also through Bixby’s China joint venture partner, and in each case on the same payment terms as the order for the initial test unit.  Although Bixby has generated only $4.5 million in revenue to date from operations utilizing this carbon conversion technology (against orders totaling $10 million), Bixby management believes that it is positioned to become a significant and economically efficient producer and seller over time of these carbon conversion system units, as well as each of SNG, coke, and AC.

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

Bixby’s definitive business model for the future is currently in the research and development stages and, as such, undetermined.  While there is a possibility that Bixby will determine to focus exclusively on the exploitation of its technology through a model that contemplates Bixby’s involvement and risk solely to the extent of those products directly generated through its technology (i.e. SNG, met coke, AC, and, eventually, crude oil), it is also considering involvement in enterprises which involve products that are derived from certain of those products, including coal-based gas-fired electric power plants.  In any case, and although there can be no assurance, Bixby expects to build its business principally on the basis of single or multi-plant projects pursued in accordance with any one of three different types of project models:

•	Independent Bixby projects;
•	Strategic joint venture projects; and
•	Pure sale/licensing projects.

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

•
a combination S-4 registration statement covering the securities to be issued in the Pending Merger and joint merger proxy statement (the “S-4 Registration/Merger Proxy Statement”) having become effective under the Securities Act, delivered to all required recipients, and having not become the subject of any stop order or proceeding seeking a stop order.

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

The Bixby Dispute

Throughout the balance of 2009 and continuing for only a brief part of early 2010, our focus had been predominantly on fulfilling our obligations under the Merger Agreement in pursuit of the Pending Merger, including the preparation, filing with the SEC, and amending as necessary and re-filing, of a related S-4 registration/merger proxy statement.  During the first half of 2010, Bixby began to make known to us its desire to terminate the Merger Agreement and to abandon the Pending Merger.  Within several days following delivery by us to Bixby in early April, 2010 of an invoice reflecting an amount then cumulatively owed by Bixby to us under the Merger Agreement, Bixby communicated to us its determination that it was repudiating the Merger Agreement and a dispute between us arose as a result (the “Bixby Dispute”).  Discussions between Bixby and GCA surrounding the Bixby Dispute followed, including potential terms upon which it might have been able to be resolved, and on July 1, 2010, a certain Contingent Settlement & Standstill Agreement was entered into among us, Merger Sub, Bixby, Mr. Walker, and each of our two current shareholders, Michael Membrado, our and Merger Sub’s current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director (“Mr. Membrado”) and Jennifer Lee (“Ms. Lee”), which agreement (the “Contingent Settlement Agreement”) could potentially effect a change in our control (and, indirectly, Merger Sub) as well as a termination of each of the Merger Agreement and the Voting Agreement.

Under the terms of the Contingent Settlement Agreement, each of Mr. Membrado and Ms. Lee have agreed to sell all of the shares of GCA capital stock currently held by each of them (2,500,000 shares of common stock, respectively) to Bixby for a price of $0.10 per share (total $500,000), thereby causing GCA to become a wholly-owned subsidiary of Bixby.  Although a non-refundable down-payment of $50,000 was paid to each of Mr. Membrado and Ms. Lee upon execution of the Contingent Settlement Agreement (for which no shares were or will be transferred unless and until the transaction is completed), the Contingent Settlement Agreement provides that Bixby has until September 15, 2010 to deliver the balance of $400,000 and complete the transaction, and that, in the meantime, GCA and Merger Sub are prohibited from initiating or otherwise pursuing any legal proceedings under or in connection with the Merger Agreement.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which are necessary for us to continue such pursuit, and their unwillingness to cooperate with us more generally in continuing to work towards a closing.

Until such time as the stock conveyance transaction contemplated by the Contingent Settlement Agreement is completed in its entirety, if at all, all of the 5,000,000 shares of GCA common stock currently held by Mr. Membrado and Ms. Lee in equal proportion, which shares represent all of the issued and outstanding capital stock of GCA, shall be retained by Mr. Membrado and Ms. Lee, each of the Merger Agreement and Voting Agreement shall remain in effect for all purposes, and Mr. Membrado shall remain GCA’s and Merger Sub’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

As part of the Contingent Settlement Agreement, Bixby is also required to pay off the outstanding professional fee obligations for GCA arising under the Merger Agreement, both preexisting and going forward through completion of the share purchase transaction if and when it shall occur.  In connection with this aspect of the Contingent Settlement Agreement, and in addition to the payments from Bixby to Mr. Membrado and Ms. Lee described above in relation to the stock conveyance transaction, a $50,000 payment was made by Bixby to GCA upon execution of the Contingent Settlement Agreement toward satisfaction of the then-preexisting $287,085 obligation for such professional fees.  The balance of the preexisting obligation ($237,085) was required under the Contingent Settlement Agreement to be satisfied by August 30, 2010, but was not, and all professional fees incurred after July 1, 2010 were and are required to be paid by Bixby to GCA within three days of invoicing, but have not.  Among other professional service providers, Mr. Membrado has been and continues to serve as legal counsel to GCA.

If and when the stock conveyance transaction contemplated by the Contingent Settlement Agreement is completed, all of the 5,000,000 shares of GCA common stock currently held by and between Mr. Membrado and Ms. Lee in equal proportion, which shares represent all of the issued and outstanding capital stock of GCA, shall have been conveyed to Bixby, thereby resulting in a change of control of GCA (and, indirectly, Merger Sub), each of the Merger Agreement and the Voting Agreement shall immediately be deemed to have been terminated for all purposes, and Mr. Membrado shall immediately be deemed to have resigned, effective immediately, as each of GCA’s and Merger Sub’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

The Contingent Settlement Agreement contains various representations, warranties and other provisions, some of which are customary in similar kinds of agreements and others which have been included based on their importance to either one or more of the parties and the agreement by the other parties.

The foregoing description of the Contingent Settlement Agreement does not purport to be complete and is qualified in its entirety by the Contingent Settlement & Standstill Agreement itself, a copy of which is annexed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on July 8, 2010.

At this time, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder;

▪
the Bixby Dispute will be resolved through something other than the Contingent Settlement Agreement and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved after September 15, 2010 and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

At May 31, 2010, Bixby, our sole source of cash to fund operating expenses, owed us $293,325, and, as of such date, our total liabilities were $344,146, leaving us with a working capital deficit of $(50,818).  Also as of such date, we had $3 in cash and cash equivalents.

To the extent that the Bixby Dispute is resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement, we intend to satisfy all of our existing liabilities to non-affiliates, pay to the extent possible any amounts then owed to Mr. Membrado’s firm for legal services rendered, and enter into a debt forgiveness agreement with Ms. Lee in relation to the amounts we owe to her as of such time under each of the promissory notes she currently holds.

In the event that the Bixby Dispute is not resolved and the Merger Agreement is not terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder, and unless Bixby determines to continue to fund our operating expenses in accordance with the terms of the Merger Agreement notwithstanding any non-resolution of the Bixby Dispute, our ability to continue to operate would be materially impaired, we could potentially be confronted with substantial legal expenses associated with pursuing our rights and remedies under the Merger Agreement, and we would become entirely dependent, almost immediately, on our ability to obtain loans and/or equity investments from shareholders or other investors to meet our operating expenses and other financial obligations.  At this time, however, we do not have commitments for any such financing, and there can be no assurance that we would be able to obtain any such financing if necessary on terms that would be reasonably acceptable to us, or within a timeframe that would allow us to remain financially viable and continue to operate while we evaluated and pursued our going-forward options.

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

Comparison of Fiscal Periods Ended May 31, 2010 and May 31, 2009

Operational Expenses

Our total operating expenses have aggregated $808,466 for the cumulative period from August 14, 2006 (inception) through May 31, 2010.  For the fiscal year ended May 31, 2010, our total operating expenses were $330,121, and netted out after expense coverage by Bixby in the amount of $(396,474) to $(66,353) (see discussion in Liquidity and Capital Resources below).  In comparison, total operating expenses were $418,513 for the fiscal year ended May 31, 2009, and netted out after expense coverage by Bixby in the amount of $(337,527) to $80,986.   While, in each of these years, these expenses constituted professional and related fees, and miscellaneous corporate expenses, the approximate 21% reduction year-over-year was attributable to a reduction in professional fees associated with the Pending Merger.

We have incurred a net loss of $(51,318) for the fiscal period from August 14, 2006 (inception) through May 31, 2010.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

Liquidity and Capital Resources

Due to the fact that we have had no operations to date from which we derive any revenues, prior to May 7, 2008 and extending back to August 14, 2006 (inception), we were dependent for some time on loans from existing stockholders to fund our working capital needs.  Prior to May 7, 2008, we had borrowed a total of $32,100 from a single shareholder.

As part of the Pending Merger, and pursuant to the terms of the Merger Agreement, Bixby agreed to pay, from and after May 7, 2008, our reasonable legal, accounting, independent auditing, and EDGARization/printing service fees and expenses in connection with (a) the preparation and filing of any and all required reports to be filed under the Exchange Act from and after May 7, 2008 through the earlier of (i) four business days following the consummation of the Pending Merger, or (ii) the time at which the Merger Agreement shall have been terminated, if at all, in accordance with its terms, and (b) the Pending Merger and the preparation, filing and dissemination of an S-4 registration/merger proxy statement and all related federal and state securities law compliance associated with the Pending Merger.  Although often long after becoming due and payable, Bixby had been fulfilling its economic obligations to us under the Merger Agreement up until April 2010.

Since the execution of the Merger Agreement and continuing through the first quarter of 2010, our focus had been predominantly on fulfilling our obligations under the Merger Agreement in pursuit of the Pending Merger, including the preparation, filing with the SEC, and amending as necessary and re-filing, of S-4 registration/merger proxy statement.  During the first half of 2010, Bixby began to make known to us its desire to terminate the Merger Agreement and to abandon the Pending Merger.  Within several days following delivery by us to Bixby in early April, 2010 of an invoice reflecting an amount then cumulatively owed by Bixby to us under the Merger Agreement, Bixby communicated to us its determination that it was repudiating the Merger Agreement and a dispute between us arose as a result (the “Bixby Dispute”).  Discussions between Bixby and GCA surrounding the Bixby Dispute followed, including potential terms upon which it might have been able to be resolved, and on July 1, 2010, a certain Contingent Settlement & Standstill Agreement was entered into among us, Merger Sub, Bixby, Mr. Walker, and each of our two current shareholders, Michael Membrado, our and Merger Sub’s current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director (“Mr. Membrado”) and Jennifer Lee (“Ms. Lee”), which agreement (the “Contingent Settlement Agreement”) could potentially effect a change in our control (and, indirectly, Merger Sub) as well as a termination of each of the Merger Agreement and the Voting Agreement.

As part of the Contingent Settlement Agreement, Bixby is required to pay off the outstanding professional fee obligations for GCA arising under the Merger Agreement, both preexisting and going forward through completion of the share purchase transaction if and when it shall occur.  In connection with this aspect of the Contingent Settlement Agreement, a $50,000 payment was made by Bixby to GCA upon execution of the Contingent Settlement Agreement toward satisfaction of the then-preexisting $287,085 obligation for such professional fees.  The balance of the preexisting obligation ($237,085) is required under the Contingent Settlement Agreement to be satisfied by August 30, 2010, and all professional fees incurred after July 1, 2010 are required to be paid by Bixby to GCA upon demand.

As of the date hereof, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder;

▪
the Bixby Dispute will be resolved through something other than the Contingent Settlement Agreement and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved after September 15, 2010 and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

At May 31, 2010, Bixby, our sole source of cash to fund operating expenses, owed us $293,325, and, as of such date, our total liabilities were $344,146, leaving us with a working capital deficit of $(50,818).  Also as of such date, we had $3 in cash and cash equivalents, and $293,325 in accounts receivable from Bixby.  Without the accounts receivable from Bixby, our working capital deficit at May 31, 2010 would have been $(344,143).

To the extent that the Bixby Dispute is resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement, we intend to satisfy all of our existing liabilities to non-affiliates, pay to the extent possible any amounts then owed to Mr. Membrado’s firm for legal services rendered, and enter into a debt forgiveness agreement with Ms. Lee in relation to the amounts we owe to her as of such time under each of the promissory notes she currently holds.

In the event that the Bixby Dispute is not resolved and the Merger Agreement is not terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder, and unless Bixby determines to continue to fund our operating expenses in accordance with the terms of the Merger Agreement notwitstanding any non-resolution of the Bixby Dispute, our ability to continue to operate would be materially impaired, we could potentially be confronted with substantial legal expenses associated with pursuing our rights and remedies under the Merger Agreement, and we would become entirely dependent, almost immediately, on our ability to obtain loans and/or equity investments from shareholders or other investors to meet our operating expenses and other financial obligations.  At this time, however, we do not have commitments for any such financing, and there can be no assurance that we would be able to obtain any such financing if necessary on terms that would be reasonably acceptable to us, or within a timeframe that would allow us to remain financially viable and continue to operate while we evaluated and pursued our going-forward options.

Although Bixby currently remains obligated under the terms of the Merger Agreement to pay us for what would effectively amount, if paid, to enough for us to meet almost all of our material expenses as necessary, there remains a material likelihood given both Bixby’s unstable financial condition and the currently strained nature of our relationship with Bixby that this obligation will not be honored at some point in the future, either fully, timely, or at all, prior to our consummating a business combination with an operating company.  Were this to occur, our ability to continue to operate would be materially impaired, and we would become entirely dependent, almost immediately, on our ability to obtain loans and/or equity investments from shareholders or other investors to meet our operating expenses and other financial obligations.  At this time, however, we do not have commitments for any such financing, and there can be no assurance that we would be able to obtain any such financing if necessary on terms that would be reasonably acceptable to us, or within a timeframe that would allow us to remain financially viable and continue to operate.

In contrast to our fiscal year-ending figures for 2010, at May 31, 2009, we had cash of $13,151 and a working capital deficit of $(115,646).  At such date, our only assets consisted of $13,151 in cash and $104,000 in accounts receivable from Bixby.  Without the accounts receivable from Bixby, our working capital deficit at May 31, 2009 would have been $(219,646).

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

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded, maintaining its internal controls and reporting obligations under the Exchange Act, and pursuing the Pending Merger.  For the cumulative period dating back to inception, such expenses amounted to $808,466.  For the year fiscal year ended May 31, 2010, these expenses amounted to $330,121, and for the year fiscal year ended May 31, 2009, these expenses amounted to $418,513.  The approximate 21% reduction year-over-year was attributable to a reduction in professional fees associated with the Pending Merger.

Since August 14, 2006 (inception), interest expense has been exclusively comprised of notes payable to stockholders for working capital loans previously made.  For this cumulative period, such expense amounted to $4,662.  This is comprised of $3,137 in interest expense for the fiscal period from August 14, 2006 (inception) to May 31, 2009, including $1,525 for the fiscal year ended May 31, 2009, and an additional $1,525 in interest expense for the fiscal year ended May 31, 2010.  The steadiness in interest expense year over year is due to a lack of change in outstanding principal.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted.  Our management does not believe that this Statement will have any impact on our financial statements once adopted.

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

Critical Accounting Policies

Income taxes are accounted for in accordance with SFAS No. 740, Accounting for Income Taxes. SFAS No. 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets (Audited) as of May 31, 2010 and May 31, 2009	F-2

Statements of Operations (Audited) for the Year Ended May 31, 2010, for the Year Ended May 31, 2009, and for the Period from Inception (August 14, 2006) through May 31, 2010	F-3

Statement of Changes in Stockholders’ Deficit (Audited) for the Period from Inception (August 14, 2006) through May 31, 2010	F-4

Statements of Cash Flows (Audited) for the Year Ended May 31, 2010, for the Year Ended May 31, 2009, and for the Period from Inception (August 14, 2006) through May 31, 2010	F-5

Notes to Audited Financial Statements	F-6 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
GCA I Acquisition Corp.

We have audited the accompanying consolidated balance sheets of GCA I Acquisition Corp. (A Development Stage Company) as of May 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended May 31, 2010 and 2009 and for the period from August 14, 2006 (Inception) to May 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GCA I Acquisition Corp. (A Development Stage Company) as of May 31, 2010 and 2009 and the results of their operations and their cash flows for the years ended May 31, 2010 and 2009 and for the period from August 14, 2006 (Inception) to May 31, 2010, in conformity with U. S. generally accepted accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not generated revenue since inception on August 14, 2006 and has incurred net losses of $51,318 from inception through May 31, 2010. As a result, the current operations are not an adequate source of cash to fund future operations. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP

New York, New York
September 1, 2010

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3	$13,151
Other receivable, net of provision for doubtful accounts of $0 and $78,329 at May 31, 2010 and 2009, respectively	293,325	104,000
Total current assets	$293,328	$117,151

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$307,384	$197,560
Notes payable to a stockholder, including accrued interest of $4,662 and $3,137 at May 31, 2010 and 2009, respectively	36,762	35,237
Total current liabilities	344,146	232,797

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding at May 31, 2010 and 2009, respectively	500	500
Deficit accumulated during the development stage	(51,318)	(116,146)

Total stockholders' deficit	(50,818)	(115,646)

Total liabilities and stockholders' deficit	$293,328	$117,151

See accompanying notes to consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
	Year ending May 31,		August 14, 2006 (Inception)
	2010	2009	to May 31, 2010
Operating expenses:
Selling, general, and administrative expenses	$330,121	$418,513	$808,466
Reimbursed expenses	(396,474)	(337,527)	(761,810)
Selling, general, and administrative expenses, net	(66,353)	80,986	46,656

Other expense:
Interest expense-related party	1,525	1,525	4,662

Net income (loss)	$64,828	$(82,511)	$(51,318)

Basic and diluted income (loss) per common share	$0.01	$(0.02)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000

See accompanying notes to consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From August 14, 2006 (Inception) to May 31, 2010

			Accumulated Deficit
	Common Stock		During the
	Shares	Amount	Development Stage	Total

Opening balance, August 14, 2006 (Inception)	-	$-	$-	$-
Issuance of common stock for cash	5,000,000	500	-	500
Net loss	-	-	(24,282)	(24,282)
Ending balance, May 31, 2007	5,000,000	500	(24,282)	(23,782)

Net loss	-	-	(9,353)	(9,353)
Ending balance, May 31, 2008	5,000,000	500	(33,635)	(33,135)

Net loss	-	-	(82,511)	(82,511)
Ending balance, May 31, 2009	5,000,000	500	(116,146)	(115,646)

Net income	-	-	64,828	64,828
Ending balance, May 31, 2010	5,000,000	$500	$(51,318)	$(50,818)

See accompanying notes to consoldiated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period from
	Year ending May 31,		August 14, 2006 (Inception)
	2010	2009	to May 31, 2010
Cash flows from operating activities:
Net income (loss)	$64,828	$(82,511)	$(51,318)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Write off of other receivable	17,585	-	17,585
Changes in operating assets and liabilities:
Accrued interest on promissory notes	1,525	1,525	4,662
Decrease in other receivable	(206,910)	(76,043)	(310,910)
Increase in accounts payable and accrued expenses	109,824	169,671	307,384

Net cash provided by (used in) operating activities	(13,148)	12,642	(32,597)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to stockholder	-	-	32,100
Proceeds from issuance of shares of common stock	-	-	500

Net cash provided by financing activities	-	-	32,600

Net increase (decrease) in cash	(13,148)	12,642	3

Cash, beginning of period	13,151	509	-

Cash, end of period	$3	$13,151	$3

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010 and 2009

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern

Organization and Description of Business

GCA I Acquisition Corp. (the “Company”, “we,” “us,” “our”), a development stage company as defined in Financial Accounting Standards Board Statement No. 7, was formed in Delaware on August 14, 2006. The Company’s fiscal year end is May 31.

Since inception, we have been engaged in organizational efforts, obtaining initial financing, complying with reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and efforts to identify and consummate a possible business combination with an existing operating company.  Until we are able to acquire or merge with an existing operating company, our sole business purpose is to accomplish this objective.

Recent Key Developments

On May 7, 2008, we entered into a definitive Agreement and Plan of Merger to engage in a reverse subsidiary merger with a target operating company, Bixby Energy Systems, Inc. (“Bixby”), among other parties, which agreement was superceded as of March 27, 2009 by a definitive Amended and Restated Agreement and Plan of Merger which agreement remains in effect as of the date hereof (as amended and restated, the “Merger Agreement”).  Throughout the balance of 2009 and continuing for only a brief part of early 2010, our focus had been predominantly on fulfilling our obligations under the Merger Agreement in pursuit of the contemplated merger transaction (the “Pending Merger”), including the preparation, filing with the U.S. Securities and Exchange Commission (the “SEC”), and amending as necessary and re-filing of a related S-4 registration/merger proxy statement.  During the first half of 2010, a dispute arose between us and Bixby based on Bixby’s announced determination that it desired to terminate the Merger Agreement and abandon the Pending Merger (the “Bixby Dispute”).  Following certain discussions between Bixby and GCA surrounding the Bixby Dispute and potential terms upon which it might have been able to be resolved, a certain Contingent Settlement & Standstill Agreement was entered into on July 1, 2010 among the parties to the Merger Agreement as well as each of our two common stockholders pursuant to which all of the outstanding shares of our common stock would become wholly-owned by Bixby, and the Merger Agreement would be terminated, both on or before September 15, 2010, in the event that certain payments are made by Bixby as of that date, including a payment to us sufficient to enable us to satisfy all of our then-existing material financial obligations (as more fully described hereinafter, the “Contingent Settlement Agreement”). As of August 30, 2010, Bixby had breached certain of its payment obligations under the Contingent Settlement Agreement.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which are necessary for us to continue such pursuit, and their unwillingness to cooperate with us more generally in continuing to work towards a closing.

At this time, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder;

▪
the Bixby Dispute will be resolved through something other than the Contingent Settlement Agreement and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved after September 15, 2010 and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

Our Business Generally

Based on our proposed business activities, we are what is known as a “blank check” company.  The SEC defines “blank check” companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.”  Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Our management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, unless and until we have successfully concluded a business combination.  We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we continue to be subject to those requirements.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate short-term earnings.  Given the Pending Merger, and notwithstanding the Bixby Dispute, we have curtailed for the time being our efforts in seeking out alternative target companies with which to combine.  However, to the extent that the Pending Merger is not consummated for any reason and we resume our business objectives of identifying a target company with which to combine, we will not restrict our potential candidate target companies to any specific business, industry or geographic location and may, as a result, acquire any type of business.

Merger

On March 27, 2009, we entered into a definitive Amended & Restated Agreement and Plan of Merger (the “Merger Agreement”) with each of Bixby Energy Acquisition Corp., a wholly-owned special-purpose acquisition subsidiary of GCA (“Merger Sub”), Bixby Energy Systems, Inc. (“Bixby”), and Robert A. Walker, the founder, President, Chief Executive Officer and Chairman of the board of directors of Bixby (“Mr. Walker”).  The Merger Agreement amended and restated a previous merger agreement entered into among the same parties as of May 7, 2008.  Contemporaneously and in connection with the Merger Agreement, Mr. Walker and GCA entered into an amended and restated voting agreement (the “Voting Agreement”).

In accordance with the terms of the Merger Agreement, and as a result of the Pending Merger to the extent that it is completed:

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

As soon as practicable following any closing of the Pending Merger (i.e. following the change in control of GCA contemplated by the Pending Merger):

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

Upon any closing of the Pending Merger, Bixby’s assets and operations will become the assets and operations of GCA.

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

Bixby is currently in the process of producing its initial carbon conversion system test units.  The first of these test units, for which Bixby received a $900,000 deposit against a $2 million total sale price during the first half of 2010, is in the process of being readied for shipment as of the date hereof.  The $1.1 million balance becomes payable to Bixby upon satisfactory completion of a thirty day operational period following delivery and installation of the test unit.  The sale, to a China-based customer/licensee, originated through a joint venture partner with which Bixby established a relationship over the past approximately 18 months for purposes of marketing its technology throughout the People’s Republic of China.  Since commencing production on this unit, Bixby has received orders and deposits for four additional test units from three other China-based customer/licensees, in each case also through Bixby’s China joint venture partner, and in each case on the same payment terms as the order for the initial test unit.  Although Bixby has generated only $4.5 million in revenue to date from operations utilizing this carbon conversion technology (against orders totaling $10 million), Bixby management believes that it is positioned to become a significant and economically efficient producer and seller over time of these carbon conversion system units, as well as each of SNG, coke, and AC.

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

Bixby’s definitive business model for the future is currently in the research and development stages and, as such, undetermined.  While there is a possibility that Bixby will determine to focus exclusively on the exploitation of its technology through a model that contemplates Bixby’s involvement and risk solely to the extent of those products directly generated through its technology (i.e. SNG, met coke, AC, and, eventually, crude oil), it is also considering involvement in enterprises which involve products that are derived from certain of those products, including coal-based gas-fired electric power plants.  In any case, and although there can be no assurance, Bixby expects to build its business principally on the basis of single or multi-plant projects pursued in accordance with any one of three different types of project models:

•	Independent Bixby projects;
•	Strategic joint venture projects; and
•	Pure sale/licensing projects.

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

•
a combination S-4 registration statement covering the securities to be issued in the Pending Merger and joint merger proxy statement (the “S-4 Registration/Merger Proxy Statement”) having become effective under the Securities Act, delivered to all required recipients, and having not become the subject of any stop order or proceeding seeking a stop order.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements present the results of operations of its wholly-owned subsidiary for the years ending May 31, 2010 and 2009. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

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

At May 31, 2010, the Company’s other receivable is primarily due from an acquisition target, which is located in the United States.  At May 31, 2009, the Company's other receivable is entirely due from an acquisition target, which is located in the United States.

Other Receivable and Reimbursements

Other receivable consists of administrative expenses incurred by the Company and reimbursable by an acquisition target. The matching reimbursement is recorded as a contra-expense in the accompanying financial statements.

At May 31, 2010 and 2009, the Company determined that a provision of $0 and $78,329, respectively, was appropriate.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses, and notes payable to a stockholder approximate their fair value due to their short-term maturities.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 740, Accounting for Income Taxes. SFAS No. 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the amount of unbilled vendors’ payable for services performed during the reporting period. Actual results may differ from these estimates and assumptions.

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at May 31, 2010.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at May 31, 2010 consisted primarily of accrued professional fees.

Related Party Transactions

At May 31, 2010, the Company owed $134,652 to a law firm for services rendered.  The law firm is related to the Company by means of common ownership and management.

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

At May 31, 2010, the Company had issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $4,662 at May 31, 2010.

Recent Issued Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Management does not believe any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

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

Note 4 - Income Tax

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company uses the accrual basis for preparing their financials, and the cash basis for preparing their tax returns. At May 31, 2010, the Company has no net operating losses for federal income tax purposes. Significant components of the net deferred taxes, at May 31, 2010 and 2009 are as follows:

	2010	2009
Capitalized startup costs:	$20,500	$46,500
Less valuation allowance:	(20,500)	(46,500)
Total net deferred tax assets:	$-	$-

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $20,500 and $46,500 at May 31, 2010 and 2009, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

The federal statutory tax rate reconciled to the effective tax rate during 2010 and 2009 is as follows:

	2010	2009
Tax at U.S. statutory rate	35.0%	35.0%
State tax rate, net of federal benefits	4.9	4.9
Change in valuation allowance	(39.9)	(39.9)
Effective tax rate	0.0%	0.0%

Note 5 - Subsequent Events

Throughout the balance of 2009 and continuing for only a brief part of early 2010, our focus had been predominantly on fulfilling our obligations under the Merger Agreement in pursuit of the Pending Merger, including the preparation, filing with the SEC, and amending as necessary and re-filing, of a related S-4 registration/merger proxy statement.  During the first half of 2010, Bixby began to make known to us its desire to terminate the Merger Agreement and to abandon the Pending Merger.  Within several days following delivery by us to Bixby in early April, 2010 of an invoice reflecting an amount then cumulatively owed by Bixby to us under the Merger Agreement, Bixby communicated to us its determination that it was repudiating the Merger Agreement and a dispute between us arose as a result (the “Bixby Dispute”).  Discussions between Bixby and GCA surrounding the Bixby Dispute followed, including potential terms upon which it might have been able to be resolved, and on July 1, 2010, a certain Contingent Settlement & Standstill Agreement was entered into among us, Merger Sub, Bixby, Mr. Walker, and each of our two current shareholders, Michael Membrado, our and Merger Sub’s current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director (“Mr. Membrado”) and Jennifer Lee (“Ms. Lee”), which agreement (the “Contingent Settlement Agreement”) could potentially effect a change in our control (and, indirectly, Merger Sub) as well as a termination of each of the Merger Agreement and the Voting Agreement.

Under the terms of the Contingent Settlement Agreement, each of Mr. Membrado and Ms. Lee have agreed to sell all of the shares of GCA capital stock currently held by each of them (2,500,000 shares of common stock, respectively) to Bixby for a price of $0.10 per share (total $500,000), thereby causing GCA to become a wholly-owned subsidiary of Bixby.  Although a non-refundable down-payment of $50,000 was paid to each of Mr. Membrado and Ms. Lee upon execution of the Contingent Settlement Agreement (for which no shares were or will be transferred unless and until the transaction is completed), the Contingent Settlement Agreement provides that Bixby has until September 15, 2010 to deliver the balance of $400,000 and complete the transaction, and that, in the meantime, GCA and Merger Sub are prohibited from initiating or otherwise pursuing any legal proceedings under or in connection with the Merger Agreement.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which are necessary for us to continue such pursuit, and their unwillingness to cooperate with us more generally in continuing to work towards a closing.

Until such time as the stock conveyance transaction contemplated by the Contingent Settlement Agreement is completed in its entirety, if at all, all of the 5,000,000 shares of GCA common stock currently held by Mr. Membrado and Ms. Lee in equal proportion, which shares represent all of the issued and outstanding capital stock of GCA, shall be retained by Mr. Membrado and Ms. Lee, each of the Merger Agreement and Voting Agreement shall remain in effect for all purposes, and Mr. Membrado shall remain GCA’s and Merger Sub’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

As part of the Contingent Settlement Agreement, Bixby is also required to pay off the outstanding professional fee obligations for GCA arising under the Merger Agreement, both preexisting and going forward through completion of the share purchase transaction if and when it shall occur.  In connection with this aspect of the Contingent Settlement Agreement, and in addition to the payments from Bixby to Mr. Membrado and Ms. Lee described above in relation to the stock conveyance transaction, a $50,000 payment was made by Bixby to GCA upon execution of the Contingent Settlement Agreement toward satisfaction of the then-preexisting $287,085 obligation for such professional fees.  The balance of the preexisting obligation ($237,085) was required under the Contingent Settlement Agreement to be satisfied by August 30, 2010, but was not, and all professional fees incurred after July 1, 2010 were and are required to be paid by Bixby to GCA within three days of invoicing, but have not.  Among other professional service providers, Mr. Membrado has been and continues to serve as legal counsel to GCA.

If and when the stock conveyance transaction contemplated by the Contingent Settlement Agreement is completed, all of the 5,000,000 shares of GCA common stock currently held by and between Mr. Membrado and Ms. Lee in equal proportion, which shares represent all of the issued and outstanding capital stock of GCA, shall have been conveyed to Bixby, thereby resulting in a change of control of GCA (and, indirectly, Merger Sub), each of the Merger Agreement and the Voting Agreement shall immediately be deemed to have been terminated for all purposes, and Mr. Membrado shall immediately be deemed to have resigned, effective immediately, as each of GCA’s and Merger Sub’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

The Contingent Settlement Agreement contains various representations, warranties and other provisions, some of which are customary in similar kinds of agreements and others which have been included based on their importance to either one or more of the parties and the agreement by the other parties.

The foregoing description of the Contingent Settlement Agreement does not purport to be complete and is qualified in its entirety by the Contingent Settlement & Standstill Agreement itself, a copy of which is annexed as Exhibit 10.1 to the Current Report on Form 8-K filed by us on July 8, 2010.

At this time, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder;

▪
the Bixby Dispute will be resolved through something other than the Contingent Settlement Agreement and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved after September 15, 2010 and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

At May 31, 2010, Bixby, our sole source of cash to fund operating expenses, owed us $310,910, and, as of such date, our total liabilities were $344,146, leaving us with a working capital deficit of $(33,233).  Also as of such date, we had $-0- in cash and cash equivalents.

To the extent that the Bixby Dispute is resolved and the Merger Agreement terminated in accordance with the terms of the Contingent Settlement Agreement, we intend to satisfy all of our existing liabilities to non-affiliates, pay to the extent possible any amounts then owed to Mr. Membrado’s firm for legal services rendered, and enter into a debt forgiveness agreement with Ms. Lee in relation to the amounts we owe to her as of such time under each of the promissory notes she currently holds.

In the event that the Bixby Dispute is not resolved and the Merger Agreement is not terminated in accordance with the terms of the Contingent Settlement Agreement based on Bixby making the required payments thereunder, and unless Bixby determines to continue to fund our operating expenses in accordance with the terms of the Merger Agreement notwithstanding any non-resolution of the Bixby Dispute, our ability to continue to operate would be materially impaired, we could potentially be confronted with substantial legal expenses associated with pursuing our rights and remedies under the Merger Agreement, and we would become entirely dependent, almost immediately, on our ability to obtain loans and/or equity investments from shareholders or other investors to meet our operating expenses and other financial obligations.  At this time, however, we do not have commitments for any such financing, and there can be no assurance that we would be able to obtain any such financing if necessary on terms that would be reasonably acceptable to us, or within a timeframe that would allow us to remain financially viable and continue to operate while we evaluated and pursued our going-forward options.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2010, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the year ended May 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria).  Based on our assessment we believe that, as of May 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)           Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended May 31, 2010:

Name	Age	Position	Term
Michael M. Membrado	48	President, CEO, CFO, Secretary, Treasurer, Director	August 14, 2006 through Present

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended May 31, 2010 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the total compensation awarded to, earned or paid by the Company, for each of the last two fiscal years, to its President/Chief Executive Officer and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended May 31, 2010.

Name and Position	Year	Total Compensation
Michael M. Membrado, President, CEO, CFO, Secretary, Treasurer, Director	2010	$135,265.45	*
	2009	$250,856.45	*

*  Mr. Membrado does not receive any salary, bonus or other benefits for his services.  Pursuant to a formal engagement, however, M.M. Membrado, PLLC, a law firm beneficially owned exclusively by Mr. Membrado, provides legal services to us for which we are obligated to pay at rates up to $400/hr.  As part of the Pending Merger, and pursuant to the terms of the Merger Agreement, Bixby agreed to pay, from and after May 7, 2008, our reasonable legal, accounting, independent auditing, and EDGARization/printing service fees and expenses in connection with (a) the preparation and filing of any and all required reports to be filed under the Exchange Act from and after May 7, 2008 through the earlier of (i) four business days following the consummation of the Pending Merger, or (ii) the time at which the Merger Agreement shall have been terminated, if at all, in accordance with its terms, and (b) the Pending Merger and the preparation, filing and dissemination of the S-4 Registration/Merger Proxy Statement and all related federal and state securities law compliance associated with the Pending Merger.  Services performed by M.M. Membrado, PLLC for us that fall within these parameters are invoiced by M.M. Membrado, PLLC to us.  The figures set forth under Total Compensation represent legal fees that were invoiced to us for services rendered as of May 31, 2010 and May 31, 2009, respectively, by M.M. Membrado PLLC.  During Fiscal Years 2010 and 2009, and of such invoiced amounts, we paid a total of $82,562.95 and $175,889.50 to M.M. Membrado, PLLC, respectively.  As of August 27, 2010, we had been invoiced for an additional $6,672.50 by M.M. Membrado, PLLC, and been paid an additional $15,000 during Fiscal Year 2011.

Employment Agreements

The Company is not currently a party to any employment agreements.

Director Compensation

We do not currently pay any fees or expenses to our directors in relation to their attendance at board meetings or otherwise.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following tables set forth certain information as of August 27, 2010 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

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

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information as of August 27, 2010 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Loans from Stockholders

As of May 31, 2010, Jennifer Lee, one of our major stockholders, had loaned to us a total of $32,100 in principal pursuant to seven unsecured promissory notes as follows:

Date of Note	Due Date	Interest Rate	Unpaid Balance	Collateral

09-25-06	(*)	4.75APR	$4,700	None
10-20-06	(*)	4.75APR	$4,686	None
12-18-06	(*)	4.75APR	$2,910	None
04-30-07	(*)	4.75APR	$5,159	None
06-29-07	(*)	4.75APR	$4,110	None
08-15-07	(*)	4.75APR	$6,229	None
11-13-07	(*)	4.75APR	$8,968	None

(*) On or before the first day that we receive gross proceeds from any one or more equity investments in the aggregate amount of at least $250,000.

The interest rate at which such loans have been made are not believed to exceed rates that would otherwise be available to us.  The promissory notes reflecting these loan obligations carry no rights of conversion.

Legal Representation

M.M. Membrado, PLLC, a corporate and securities law firm and an affiliate of Michael M. Membrado, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and the record holder of 50% of our outstanding Common Stock, is currently acting as our legal counsel and has been doing so since inception.  Because of a significant increase in the legal services needs of the Company at this point in time given the Pending Merger, however, and since May 7, 2008, the Company has been paying M.M. Membrado, PLLC on an hourly basis at rates up to $400/hr. for such services pursuant to a formal engagement, which, prior to May 7, 2008, had not been the case.  As of May 31, 2010, M.M. Membrado had accrued a total of $393,318 in legal fees pursuant to this engagement (since May 7, 2008), $134,652 of which was outstanding and unpaid as of May 31, 2010.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as the Company’s independent registered public accounting firm from August 14, 2006 (inception) through May 31, 2010.

	FY 2010	FY 2009
Audit fees	$13,500	$18,000
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$2500	$2500
All other fees, including tax consultation and preparation	$—	$—

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

Balance Sheets (Audited) as of May 31, 2010 and May 31, 2009

Statements of Operations (Audited) for the Year Ended May 31, 2010, for the Year Ended May 31, 2009, and for the Period from Inception (August 14, 2006) through May 31, 2010

Statement of Changes in Stockholders’ Deficit (Audited) for the Period from Inception (August 14, 2006) through May 31, 2010

Statements of Cash Flows (Audited) for the Year Ended May 31, 2010, for the Year Ended May 31, 2009, and for the Period from Inception (August 14, 2006) through May 31, 2010

Notes to Audited Financial Statements

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended May 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s annual report on Form 10-K for the year ended May 31, 2010.

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

Dated: September 14, 2010	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), Treasurer (principal accounting officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael M. Membrado	Chief Executive Officer	September 14, 2010
(principal executive officer), Chief Financial Officer (principal financial officer), Treasurer (principal accounting officer), and Director