Form 10-Q
period 2010-08-31
GCA I ACQUISITION CORP
filed 2010-10-20
CIK 1379396

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of October 20, 2010.

GCA I ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED AUGUST 31, 2010

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheets – August 31, 2010 (unaudited) and May 31, 2010	F-1

Statement of Operations (unaudited) for the three month period ending August 31, 2010, for the three month period ending August 31, 2009, and for the cumulative period during the development stage from August 14, 2006 (inception) to August 31, 2010
F-2

Statement of Cash Flows (unaudited) for the three month period ending August 31, 2010, for the three month period ending August 31, 2009, and for the cumulative period during the development stage from August 14, 2006 (inception) to August 31, 2010
F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION:	15

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

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

The results for the period ended August 31, 2010 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2010.

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31, 2010	May 31, 2010
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$111,789	$3
Other receivable	139,434	293,325
Total current assets	$251,223	$293,328

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$251,996	$307,384
Notes payable to a stockholder, including accrued interest of $5,043 and $4,662 at August 31, 2010 and May 31, 2010, respectively	37,143	36,762
Total current liabilities	289,139	344,146

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding at August and May 31, 2010, respectively	500	500
Additional paid-in capital	2,500	-
Deficit accumulated during the development stage	(40,916)	(51,318)

Total stockholders' deficit	(37,916)	(50,818)

Total liabilities and stockholders' deficit	$251,223	$293,328

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three month		For the period from August 14, 2006
	period ending August 31,		(Inception)
	2010	2009	to August 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general, and administrative expenses	$13,617	$34,011	$822,083
Reimbursed expenses	(24,400)	(31,947)	(786,210)
Selling, general, and administrative expenses, net	(10,783)	2,064	35,873

Other expense:
Interest expense-related party	381	381	5,043

Net income (loss)	$10,402	$(2,445)	$(40,916)

Basic and diluted income (loss) per common share	$0.00	$(0.00)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three month period		For the period from August 14, 2006
	ending August 31,		(Inception)
	2010	2009	to May 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$10,402	$(2,445)	$(40,916)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Write off of other receivable	-	-	17,585
Changes in operating assets and liabilities:
Accrued interest on promissory notes	381	381	5,043
Decrease in other receivable	153,891	72,053	(157,019)
Increase in accounts payable and accrued expenses	(55,388)	(82,861)	251,996

Net cash provided by (used in) operating activities	109,286	(12,872)	76,689

Cash flows from financing activities:
Contribution from shareholder	2,500	-	2,500
Proceeds from issuance of promissory notes payable to stockholder	-	-	32,100
Proceeds from issuance of shares of common stock	-	-	500

Net cash provided by financing activities	2,500	-	35,100

Net increase (decrease) in cash	111,786	(12,872)	111,789

Cash, beginning of period	3	13,151	-

Cash, end of period	$111,789	$279	$111,789

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern

Organization and Description of Business

GCA I Acquisition Corp. (the “Company”, “we,” “us,” “our”), a development stage company as defined in ASC 915-10, was formed in Delaware on August 14, 2006. The Company’s fiscal year end is May 31.

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

Following certain discussions between Bixby and GCA surrounding the Bixby Dispute and potential terms upon which it might have been able to be resolved, a certain Contingent Settlement & Standstill Agreement was entered into on July 1, 2010 among the parties to the Merger Agreement as well as each of our two common stockholders pursuant to which all of the outstanding shares of our common stock could potentially be sold to and become wholly-owned by Bixby, and the Merger Agreement would potentially be terminated, both on or before September 15, 2010, in the event that certain payments were made by Bixby as of that date, including a payment to us sufficient to enable us to satisfy all of our then-existing material financial obligations (as more fully described hereinafter, the “Contingent Settlement Agreement”).  Although certain payments were made by Bixby under the Contingent Settlement Agreement, the time within which Bixby had been given under such agreement to satisfy certain payment obligations expired without such payments having been made, and, as such, no sale or other conveyance of GCA common stock was effectuated, or will be effectuated, pursuant thereto, and there is no longer a settlement agreement of any kind in place as between Bixby and GCA or otherwise in connection with the Bixby Dispute.

At this time, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved in the near-term and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which is necessary for us to continue such pursuit, and Bixby’s continued unwillingness to cooperate with us more generally in continuing to work towards a closing.

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

Based on information received by us from Bixby representatives, Bixby is currently in the process of delivering and installing its initial carbon conversion system test units.  The first of these test units, for which Bixby received a $900,000 deposit against a $2 million total sale price during the first half of 2010, has been shipped to China and, as of the date hereof, is in the process of being readied for installation within China.  The $1.1 million balance becomes payable to Bixby upon satisfactory completion of a thirty day operational period following delivery and installation of the test unit.  The sale, to a China-based customer/licensee, originated through a joint venture partner with which Bixby established a relationship over the past approximately 20 months for purposes of marketing its technology throughout the People’s Republic of China.  Since commencing production on this unit, and also based on information received by us from Bixby representatives, Bixby has received orders and deposits for four additional test units from three other China-based customer/licensees, in each case also through Bixby’s China joint venture partner, and in each case on the same payment terms as the order for the initial test unit.  Although Bixby has generated only $4.5 million in revenue to date from operations utilizing this carbon conversion technology (against orders totaling $10 million), Bixby management believes that it is positioned to become a significant and economically efficient producer and seller over time of these carbon conversion system units, as well as each of SNG, coke, and AC.

Although not currently a component of the carbon conversion systems that it recently began marketing, Bixby is in the process of developing a liquefaction technology that is expected to be made available as a back-end add-on assembly to the mainframe carbon conversion system which will enable system users to convert the coke that the system currently produces to a light sweet crude liquid synfuel at a market-competitive cost.  Although there can be no assurance, we have been told that Bixby management believes that this technology will be ready for commercialization within approximately the next two to three years.

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

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $40,916 since inception. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the year ended May 31, 2010 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements present the results of operations of its wholly-owned subsidiary for the three month periods ending August 31, 2010 and 2009. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended August 31, 2010 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2010.

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

At August 31, 2010 and 2009, the Company's other receivable is entirely due from an acquisition target, which is located in the United States.

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

Income Taxes

Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes. ASC requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, ASC No. 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at August 31, 2010.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at August 31, 2010 consisted primarily of accrued professional fees.

Related Party Transactions

At August 31, 2010, the Company owed $126,325 to a law firm for services rendered.  The law firm is related to the Company by means of common ownership and management.

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

At August 31, 2010, the Company had issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $5,043 at August 31, 2010.

Recent Issued Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic.” This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009.  Earlier adoption is not permitted.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for us with the reporting period beginning February 28, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, management does not expect that adoption of this new guidance will have a material impact on the Company’s financial statements, if any.

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

Discussions between Bixby and GCA surrounding the Bixby Dispute followed, including potential terms upon which it might have been able to be resolved, and on July 1, 2010, a certain Contingent Settlement & Standstill Agreement was entered into among us, Merger Sub, Bixby, Mr. Walker, and each of our two current shareholders, Michael Membrado, our and Merger Sub’s current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director (“Mr. Membrado”) and Jennifer Lee (“Ms. Lee”), which agreement (the “Contingent Settlement Agreement”) could have potentially effected a change in our control (and, indirectly, the control of Merger Sub) as well as a termination of each of the Merger Agreement and the Voting Agreement.

Under the terms of the Contingent Settlement Agreement, each of Mr. Membrado and Ms. Lee had conditionally agreed to sell all of the shares of GCA capital stock currently held by each of them (2,500,000 shares of common stock, respectively) to Bixby for a price of $0.10 per share (total $500,000), thereby causing GCA to become a wholly-owned subsidiary of Bixby.  Although a non-refundable down-payment of $50,000 was paid to each of Mr. Membrado and Ms. Lee upon execution of the Contingent Settlement Agreement (for which no shares were to be transferred unless and until the transaction was completed, thereby effectively rendering this part of the transaction a covered call option), the Contingent Settlement Agreement provided that Bixby had until September 15, 2010 to deliver the balance (or call option exercise price) of $400,000 and complete the transaction, and that, in the meantime, GCA and Merger Sub were prohibited from initiating or otherwise pursuing any legal proceedings under or in connection with the Merger Agreement.  Bixby did not satisfy, in whole or in part, the required payment obligation by September 15, 2010, and, as such, no sale or other conveyance of GCA common stock was effectuated, or will be effectuated, pursuant to the Contingent Settlement Agreement, and there is no longer a settlement agreement of any kind in place as between Bixby and GCA or otherwise in connection with the Bixby Dispute.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which are necessary for us to continue such pursuit, and their unwillingness to cooperate with us more generally in continuing to work towards a closing.

As a separate part of the Contingent Settlement Agreement, Bixby was also required to pay off the outstanding professional fee obligations for GCA that had arisen under the Merger Agreement (and for which they were already contractually obligated), both preexisting and going forward through completion of the contemplated share purchase transaction if and when that were to have occurred.  In connection with this aspect of the Contingent Settlement Agreement and/or its obligations arising under the Merger Agreement, Bixby paid us a total of $287,085 between July 1, 2010 and September 8, 2010.  At August 31, 2010, the balance owed by Bixby to GCA was $139,434, and as of the date hereof, that balance is $25,208.

At this time, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved in the near-term and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

At August 31, 2010, we had $111,789 in cash, Bixby, currently our sole source of cash to fund operating expenses, owed us $139,434, and, as of such date, our total liabilities were $289,139, leaving us with a working capital deficit of $(37,916).

In the event that the Bixby Dispute is not resolved, and unless Bixby determines to continue to fund our operating expenses in accordance with the terms of the Merger Agreement notwithstanding any non-resolution of the Bixby Dispute, our ability to continue to operate would be materially impaired, we could potentially be confronted with substantial legal expenses associated with pursuing our rights and remedies under the Merger Agreement, and we would become entirely dependent, almost immediately, on our ability to obtain loans and/or equity investments from shareholders or other investors to meet our operating expenses and other financial obligations.  At this time, however, we do not have commitments for any such financing, and there can be no assurance that we would be able to obtain any such financing if necessary on terms that would be reasonably acceptable to us, or within a timeframe that would allow us to remain financially viable and continue to operate while we evaluated and pursued our going-forward options.

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

Following certain discussions between Bixby and GCA surrounding the Bixby Dispute and potential terms upon which it might have been able to be resolved, a certain Contingent Settlement & Standstill Agreement was entered into on July 1, 2010 among the parties to the Merger Agreement as well as each of our two common stockholders pursuant to which all of the outstanding shares of our common stock could potentially be sold to and become wholly-owned by Bixby, and the Merger Agreement would potentially be terminated, both on or before September 15, 2010, in the event that certain payments were made by Bixby as of that date, including a payment to us sufficient to enable us to satisfy all of our then-existing material financial obligations (as more fully described hereinafter, the “Contingent Settlement Agreement”).  Although certain payments were made by Bixby under the Contingent Settlement Agreement, the time within which Bixby had been given under such agreement to satisfy certain payment obligations expired without such payments having been made, and, as such, no sale or other conveyance of GCA common stock was effectuated, or will be effectuated, pursuant thereto, and there is no longer a settlement agreement of any kind in place as between Bixby and GCA or otherwise in connection with the Bixby Dispute.

At this time, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved in the near-term and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which is necessary for us to continue such pursuit, and Bixby’s continued unwillingness to cooperate with us more generally in continuing to work towards a closing.

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

Based on information received by us from Bixby representatives, Bixby is currently in the process of delivering and installing its initial carbon conversion system test units.  The first of these test units, for which Bixby received a $900,000 deposit against a $2 million total sale price during the first half of 2010, has been shipped to China and, as of the date hereof, is in the process of being readied for installation within China.  The $1.1 million balance becomes payable to Bixby upon satisfactory completion of a thirty day operational period following delivery and installation of the test unit.  The sale, to a China-based customer/licensee, originated through a joint venture partner with which Bixby established a relationship over the past approximately 20 months for purposes of marketing its technology throughout the People’s Republic of China.  Since commencing production on this unit, and also based on information received by us from Bixby representatives, Bixby has received orders and deposits for four additional test units from three other China-based customer/licensees, in each case also through Bixby’s China joint venture partner, and in each case on the same payment terms as the order for the initial test unit.  Although Bixby has generated only $4.5 million in revenue to date from operations utilizing this carbon conversion technology (against orders totaling $10 million), Bixby management believes that it is positioned to become a significant and economically efficient producer and seller over time of these carbon conversion system units, as well as each of SNG, coke, and AC.

Although not currently a component of the carbon conversion systems that it recently began marketing, Bixby is in the process of developing a liquefaction technology that is expected to be made available as a back-end add-on assembly to the mainframe carbon conversion system which will enable system users to convert the coke that the system currently produces to a light sweet crude liquid synfuel at a market-competitive cost.  Although there can be no assurance, we have been told that Bixby management believes that this technology will be ready for commercialization within approximately the next two to three years.

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

Discussions between Bixby and GCA surrounding the Bixby Dispute followed, including potential terms upon which it might have been able to be resolved, and on July 1, 2010, a certain Contingent Settlement & Standstill Agreement was entered into among us, Merger Sub, Bixby, Mr. Walker, and each of our two current shareholders, Michael Membrado, our and Merger Sub’s current President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director (“Mr. Membrado”) and Jennifer Lee (“Ms. Lee”), which agreement (the “Contingent Settlement Agreement”) could have potentially effected a change in our control (and, indirectly, the control of Merger Sub) as well as a termination of each of the Merger Agreement and the Voting Agreement.

Under the terms of the Contingent Settlement Agreement, each of Mr. Membrado and Ms. Lee had conditionally agreed to sell all of the shares of GCA capital stock currently held by each of them (2,500,000 shares of common stock, respectively) to Bixby for a price of $0.10 per share (total $500,000), thereby causing GCA to become a wholly-owned subsidiary of Bixby.  Although a non-refundable down-payment of $50,000 was paid to each of Mr. Membrado and Ms. Lee upon execution of the Contingent Settlement Agreement (for which no shares were to be transferred unless and until the transaction was completed, thereby effectively rendering this part of the transaction a covered call option), the Contingent Settlement Agreement provided that Bixby had until September 15, 2010 to deliver the balance (or call option exercise price) of $400,000 and complete the transaction, and that, in the meantime, GCA and Merger Sub were prohibited from initiating or otherwise pursuing any legal proceedings under or in connection with the Merger Agreement.  Bixby did not satisfy, in whole or in part, the required payment obligation by September 15, 2010, and, as such, no sale or other conveyance of GCA common stock was effectuated, or will be effectuated, pursuant to the Contingent Settlement Agreement, and there is no longer a settlement agreement of any kind in place as between Bixby and GCA or otherwise in connection with the Bixby Dispute.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which are necessary for us to continue such pursuit, and their unwillingness to cooperate with us more generally in continuing to work towards a closing.

As a separate part of the Contingent Settlement Agreement, Bixby was also required to pay off the outstanding professional fee obligations for GCA that had arisen under the Merger Agreement (and for which they were already contractually obligated), both preexisting and going forward through completion of the contemplated share purchase transaction if and when that were to have occurred.  In connection with this aspect of the Contingent Settlement Agreement and/or its obligations arising under the Merger Agreement, Bixby paid us a total of $287,085 between July 1, 2010 and September 8, 2010.  At August 31, 2010, the balance owed by Bixby to GCA was $139,434, and as of the date hereof, that balance is $25,208.

At this time, there remains a high degree of uncertainty as to whether:

▪	the Bixby Dispute will be resolved in the near-term and pursuit of the Pending Merger will be resumed and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

At August 31, 2010, we had $111,789 in cash, Bixby, currently our sole source of cash to fund operating expenses, owed us $139,434, and, as of such date, our total liabilities were $289,139, leaving us with a working capital deficit of $(37,916).

In the event that the Bixby Dispute is not resolved, and unless Bixby determines to continue to fund our operating expenses in accordance with the terms of the Merger Agreement notwithstanding any non-resolution of the Bixby Dispute, our ability to continue to operate would be materially impaired, we could potentially be confronted with substantial legal expenses associated with pursuing our rights and remedies under the Merger Agreement, and we would become entirely dependent, almost immediately, on our ability to obtain loans and/or equity investments from shareholders or other investors to meet our operating expenses and other financial obligations.  At this time, however, we do not have commitments for any such financing, and there can be no assurance that we would be able to obtain any such financing if necessary on terms that would be reasonably acceptable to us, or within a timeframe that would allow us to remain financially viable and continue to operate while we evaluated and pursued our going-forward options.

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

Comparison of Fiscal Periods Ended August 31, 2010 and August 31, 2009

Operational Expenses

Total net operating expenses were $35,873 for the fiscal period from August 14, 2006 (inception) through August 31, 2010, inclusive of $786,210 in reimbursed expenses from Bixby (see discussion in Liquidity and Capital Resources below).  Total net operating expenses were $10,783 for the three month period ended August 31, 2010, inclusive of $24,400 in reimbursed expenses from Bixby (see discussion in Liquidity and Capital Resources below).  Comparatively, total net operating expenses were $2,064 for the three month period ended August 31, 2009.  In each of these periods, these expenses constituted professional and related fees.  The decrease in 2010 over the comparable period in 2009 was principally attributable to the reduction in legal fees associated with the S-4 registration statement following the development of the Bixby Dispute.

We incurred a net loss of $40,916 for the fiscal period from August 14, 2006 (inception) through August 31, 2010, and although we also realized a net loss of $2,445 for the three month period ended August 31, 2009, we closed out the three month period ended August 31, 2010 with a net income of $10,402.  It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
	Three Months Ended	August 14, 2006 (Inception) to
	August 31, 2010	August 31, 2010
Net cash (used) in operating activities	$109,286	$76,689
Net cash (used) in investing activities	$0	$0
Net cash provided by financing activities	$2500	$35,100
Net increase (decrease) in cash and cash equivalents	$111,786	$111,789

Due to the fact that we have had no operations to date from which we derive any revenues, prior to May 7, 2008 and extending back to August 14, 2006 (inception), we had been dependent on loans from existing stockholders’ to fund our working capital needs.  Prior to May 7, 2008, we had borrowed a total of $32,100 from a single shareholder. Although, to date, we have generated no revenues at all from operations, and we do not expect to generate any revenues from operations absent a merger or other combination with an operating company, as part of the Pending Merger and pursuant to the terms of the Merger Agreement, Bixby agreed to pay, from and after May 7, 2008, our reasonable legal, accounting, independent auditing, and EDGARization/printing service fees and expenses in connection with (a) the preparation and filing of any and all required reports to be filed under the Exchange Act from and after May 7, 2008 through the earlier of (i) four business days following the consummation of the Pending Merger, or (ii) the time at which the Merger Agreement shall have been terminated, if at all, in accordance with its terms, and (b) the Pending Merger and the preparation, filing and dissemination of the S-4 Registration/Merger Proxy Statement and all related federal and state securities law compliance associated with the Pending Merger.  At August 31, 2010, the balance owed by Bixby to GCA was $139,434, and as of the date hereof, that balance is $25,208.

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

As of August 31, 2010, we had accounts and notes payable equaling $289,139 and $111,789 in cash.  Our accounts receivable as of August 31, 2010 consisted solely of $139,434 due from Bixby, with whom the nature of our going forward relationship is unclear at this time and potentially adversarial.  As a consequence, there is a high degree of uncertainty as to our ability to meet our current obligations.  Unless we are able to raise capital from our current stockholders or one or more third parties, either through loans or the sale of equity or debt securities, for which there can be no assurance, any refusal or other failure on the part of Bixby to promptly pay our expenses in accordance with the terms of the Merger Agreement going forward would leave us without adequate financial resources to continue to engage the services of professionals and other vendors that will be necessary for us to continue to meet our reporting obligations under the Exchange Act.  Because there is no commitment regarding any such financing in the event of such a contingency, there can be no assurance that such financing will be available to us, either on terms favorable to us or at all.

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

At August 31, 2010, we had cash of $111,789 and a working capital deficit of $(37,916).  This compares to cash of $3 and a working capital deficit of $(50,818) at May 31, 2010.  At August 31, 2010, our only assets consisted of the $111,789 in cash and $139,434 in accounts receivable due from Bixby.  Without the accounts receivable due from Bixby, our working capital deficit at August 31, 2010 would have been $(177,350).

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

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded, maintaining its internal controls and reporting obligations under the Exchange Act, and pursuing the Pending Merger.  For this period, such net expenses (after reimbursement from Bixby of $786,210) amounted to $35,873.  For the three month period ending August 31, 2010, such net expenses (after reimbursement from Bixby of $24,400) amounted to $(10,783).  This compares to $2,064 in such net expenses (after reimbursement from Bixby of $31,947) for the three month period ended August 31, 2009.

Since August 14, 2006 (inception), and through August 31, 2010, interest expense has been exclusively comprised of notes payable to stockholders for working capital loans previously made.  For this period, such expense amounted to $5,043.  For the three month period ending August 31, 2010, interest expense was $381, the same amount as it was for the comparable period during 2009.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic.” This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009.  Earlier adoption is not permitted.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for us with the reporting period beginning February 28, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, we do not expect that adoption of this new guidance will have a material impact on our financial statements, if any.

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

Critical Accounting Policies

Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of August 31, 2010, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended August 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010.

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

Dated: October 20, 2010	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President, Chief Executive Officer, Chief Financial Officer, and Director