Form 10-Q
period 2010-11-30
GCA I ACQUISITION CORP
filed 2011-01-19
CIK 1379396

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of January 19, 2011.

GCA I ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED NOVEMBER 30, 2010

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:	1

Balance Sheets – November 30, 2010 (unaudited) and May 31, 2010	F-1

Statement of Operations (unaudited) for the six month period ending November 30, 2010, for the six month period ending November 30, 2009, for the three month period ending November 30, 2010, for the three month period ending November 30, 2009, and for the cumulative period during the development stage from August 14, 2006 (inception) to November 30, 2010
F-2

Statement of Cash Flows (unaudited) for the six month period ending November 30, 2010, for the six month period ending November 30, 2009, and for the cumulative period during the development stage from August 14, 2006 (inception) to November 30, 2010
F-3

Notes to Unaudited Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION:	15

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	17

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

The results for the period ended November 30, 2010 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2010.

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2010	May 31, 2010
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,234	$3
Other receivable, net of allowance for doubtful accounts of $28,358 and $0at November 30, 2010 and May 31, 2010, respectively	-	293,325
Total current assets	$9,234	$293,328

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$46,068	$307,384
Notes payable to a stockholder, including accrued interest of $5,424 and $4,662 at November 30, 2010 and May 31, 2010, respectively	37,524	36,762
Total current liabilities	83,592	344,146

Stockholders' deficit
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding at November 30, and May 31, 2010, respectively	500	500
Additional paid-in capital	2,500	-
Deficit accumulated during the development stage	(77,358)	(51,318)

Total stockholders' deficit	(74,358)	(50,818)

Total liabilities and stockholders' deficit	$9,234	$293,328

(1) Derived from audited financial statements

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six month		For the three month		For the period from
	period ending November 30,		period ending November 30,		August 14, 2006 (Inception)
	2010	2009	2010	2009	to November 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general, and administrative expenses	$19,273	$183,722	$5,656	$149,711	$827,739
Reimbursed expenses, net	6,005	(78,337)	30,405	(46,390)	(755,805)
Selling, general, and administrative expenses, net	25,278	105,385	36,061	103,321	71,934

Other expense:
Interest expense-related party	762	762	381	381	5,424

Net loss	$(26,040)	$(106,147)	$(36,442)	$(103,702)	$(77,358)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six month period		For the period from
	ending November 30,		August 14, 2006 (Inception)
	2010	2009	to November 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(26,040)	$(103,702)	$(77,358)

Adjustments to reconcile net loss to net cash used in operating activities:
Write off of other receivable	-	-	17,585
Changes in operating assets and liabilities:
Accrued interest on promissory notes	762	762	5,424
Decrease (increase) in other receivable	293,325	103,764	(17,585)
Increase (decrease) in accounts payable and accrued expenses	(261,316)	(10,875)	46,068

Net cash provided by (used in) operating activities	6,731	(10,051)	(25,866)

Cash flows from financing activities:
Contribution from shareholder	2,500	-	2,500
Proceeds from issuance of promissory notes payable to stockholder	-	-	32,100
Proceeds from issuance of shares of common stock	-	-	500

Net cash provided by financing activities	2,500	-	35,100

Net increase (decrease) in cash	9,231	(10,051)	9,234

Cash, beginning of period	3	13,151	-

Cash, end of period	$9,234	$3,100	$9,234

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

GCA I ACQUISITION CORP.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010 and 2009

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

At this time, there remains a high degree of uncertainty as to whether:

▪
the Bixby Dispute will be resolved in the near-term and whether any such resolution might involve resumption of the Pending Merger and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which is necessary for us to continue such pursuit, and Bixby’s continued unwillingness to cooperate with us more generally in continuing to work towards a closing.  We continue as required under the terms of the Merger Agreement, however, and for the time being, to remain current in our reporting obligations under the Exchange Act.

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

Bixby is an early-stage company focused on the development and commercial exploitation of a gasification system that converts certain types of coal into a combination of specialty carbon products including synthetic natural gas (“SNG”), metallurgical coke (“met coke” or “coke”), activated carbon (“AC”), and, pending further development in terms of commercial scalability, a second-stage liquefaction technology system capable of converting the AC into a light, sweet crude synfuel, products which, taken together, are expected to offer a significantly higher commercial value than coal.  It has patent applications pending on certain of the design features of this system.

Based on information received by us from Bixby representatives, Bixby is currently in the process of delivering and installing its initial carbon conversion system test units.  The first of these test units, for which Bixby received a $900,000 deposit against a $2 million total sale price during the first half of 2010, was shipped to China and, as of the date hereof, is being held temporarily in storage pending acceptance of delivery by the customer, a state-owned central heating facility located in Xilinhot, Inner Mongolia, China, and installation.  The $1.1 million balance becomes payable to Bixby upon satisfactory completion of a thirty day operational period following delivery and installation of the test unit.  The sale originated through a joint venture partner with which Bixby established a relationship over the past approximately 23 months for purposes of marketing its technology throughout China.  Since commencing production on this unit, and also based on information received by us from Bixby representatives, Bixby has received orders and deposits for four additional test units from three other China-based customer/licensees, in each case also through Bixby’s China joint venture partner, and in each case on the same payment terms as the order for the initial test unit.  The second test unit is currently being readied for shipment to a customer in Changzhi, Shanxi, China.  Although Bixby has generated only $4.5 million in revenue to date from operations utilizing this carbon conversion technology (against orders totaling $10 million), Bixby management believes that it is positioned to become a significant and economically efficient producer and seller over time of these carbon conversion system units, as well, potentially, as each of SNG, coke, and AC.

Although not currently a component of the carbon conversion systems that it recently began marketing, Bixby, according to information received by us from its representatives, is in the process of scaling up a liquefaction technology that it has developed which is expected to be made available as a back-end add-on assembly to the mainframe carbon conversion system.  Once fully commercialized, this technology will enable users of the gasification system to convert the coke that the system produces to a light sweet crude liquid synfuel at a market-competitive cost.  Although there can be no assurance, we have been told that Bixby management believes that this technology will be ready for market within the next several years.

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

The Company has not generated revenue since its inception on August 14, 2006 and has incurred net losses of $77,358 since inception. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the year ended May 31, 2010 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements present the results of operations of its wholly-owned subsidiary for the three and six month periods ending November 30, 2010 and 2009. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended November 30, 2010 are not necessarily indicative of the results of operations for the full year.  These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended May 31, 2010.

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

At November 30, 2010 and May 31, 2010, the Company's other receivable is entirely due from an acquisition target, which is located in the United States.

Other Receivable and Reimbursements

Other receivable consists of administrative expenses incurred by the Company and reimbursable by an acquisition target. The matching reimbursement is recorded as a contra-expense in the accompanying financial statements.

At November 30, 2010 and May 31, 2010, the Company determined that provisions of $28,358 and $-0- respectively, were appropriate.

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

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at November 30, 2010.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at November 30, 2010 consisted primarily of accrued professional fees.

Related Party Transactions

At November 30, 2010, the Company owed $39,285 to a law firm for services rendered.  The law firm is related to the Company by means of common ownership and management.

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

At November 30, 2010 the Company had issued notes payable aggregating $32,100 to a major stockholder. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The accrued interest expense related to these notes amounted to $5,424 at November 30, 2010.

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

Note 4 - Subsequent Events

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

As a separate part of the Contingent Settlement Agreement, Bixby was also required to pay off the outstanding professional fee obligations for GCA that had arisen under the Merger Agreement (and for which they were already contractually obligated), both preexisting and going forward through completion of the contemplated share purchase transaction if and when that were to have occurred.  In connection with this aspect of the Contingent Settlement Agreement and/or its obligations arising under the Merger Agreement, as of November 30, 2010, and after adjusting for doubtful accounts, we were not owed any amount by Bixby.

At this time, there remains a high degree of uncertainty as to whether:

▪
the Bixby Dispute will be resolved in the near-term and whether any such resolution might involve resumption of the Pending Merger and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which is necessary for us to continue such pursuit, and Bixby’s continued unwillingness to cooperate with us more generally in continuing to work towards a closing.  We continue as required under the terms of the Merger Agreement, however, and for the time being, to remain current in our reporting obligations under the Exchange Act.

At November 30, 2010, we had $9,234 in cash.  After an adjustment for doubtful accounts, we had no other assets as of such date.  With total liabilities then of $83,592, at November 30, 2010, we were left with a working capital deficit of $74,358.

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

At this time, there remains a high degree of uncertainty as to whether:

▪
the Bixby Dispute will be resolved in the near-term and whether any such resolution might involve resumption of the Pending Merger and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

In the meantime, active pursuit of the Pending Merger has been suspended by us due to a combination of non-payment by Bixby of their financial obligations to us under the Merger Agreement, which is necessary for us to continue such pursuit, and Bixby’s continued unwillingness to cooperate with us more generally in continuing to work towards a closing.  We continue as required under the terms of the Merger Agreement, however, and for the time being, to remain current in our reporting obligations under the Exchange Act.

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

Bixby is an early-stage company focused on the development and commercial exploitation of a gasification system that converts certain types of coal into a combination of specialty carbon products including synthetic natural gas (“SNG”), metallurgical coke (“met coke” or “coke”), activated carbon (“AC”), and, pending further development in terms of commercial scalability, a second-stage liquefaction technology system capable of converting the AC into a light, sweet crude synfuel, products which, taken together, are expected to offer a significantly higher commercial value than coal.  It has patent applications pending on certain of the design features of this system.

Based on information received by us from Bixby representatives, Bixby is currently in the process of delivering and installing its initial carbon conversion system test units.  The first of these test units, for which Bixby received a $900,000 deposit against a $2 million total sale price during the first half of 2010, was shipped to China and, as of the date hereof, is being held temporarily in storage pending acceptance of delivery by the customer, a state-owned central heating facility located in Xilinhot, Inner Mongolia, China, and installation.  The $1.1 million balance becomes payable to Bixby upon satisfactory completion of a thirty day operational period following delivery and installation of the test unit.  The sale originated through a joint venture partner with which Bixby established a relationship over the past approximately 23 months for purposes of marketing its technology throughout China.  Since commencing production on this unit, and also based on information received by us from Bixby representatives, Bixby has received orders and deposits for four additional test units from three other China-based customer/licensees, in each case also through Bixby’s China joint venture partner, and in each case on the same payment terms as the order for the initial test unit.  The second test unit is currently being readied for shipment to a customer in Changzhi, Shanxi, China.  Although Bixby has generated only $4.5 million in revenue to date from operations utilizing this carbon conversion technology (against orders totaling $10 million), Bixby management believes that it is positioned to become a significant and economically efficient producer and seller over time of these carbon conversion system units, as well, potentially, as each of SNG, coke, and AC.

Although not currently a component of the carbon conversion systems that it recently began marketing, Bixby, according to information received by us from its representatives, is in the process of scaling up a liquefaction technology that it has developed which is expected to be made available as a back-end add-on assembly to the mainframe carbon conversion system.  Once fully commercialized, this technology will enable users of the gasification system to convert the coke that the system produces to a light sweet crude liquid synfuel at a market-competitive cost.  Although there can be no assurance, we have been told that Bixby management believes that this technology will be ready for market within the next several years.

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

As a separate part of the Contingent Settlement Agreement, Bixby was also required to pay off the outstanding professional fee obligations for GCA that had arisen under the Merger Agreement (and for which they were already contractually obligated), both preexisting and going forward through completion of the contemplated share purchase transaction if and when that were to have occurred.  In connection with this aspect of the Contingent Settlement Agreement and/or its obligations arising under the Merger Agreement, as of November 30, 2010, and after adjusting for doubtful accounts, we were not owed any amount by Bixby.

At this time, there remains a high degree of uncertainty as to whether:

▪
the Bixby Dispute will be resolved in the near-term and whether any such resolution might involve resumption of the Pending Merger and, if so, when that might occur and when the Pending Merger might be consummated, if at all; or

▪
the Bixby Dispute will continue unresolved and potentially come to involve litigation, and whether, should this occur, the Pending Merger will be abandoned by us, either by agreement or otherwise, and we will be able to identify and consummate an alternative business combination with a different operating company at some future date.

In the meantime, we continue as required under the terms of the Merger Agreement, however, and for the time being, to remain current in our reporting obligations under the Exchange Act.

At November 30, 2010, we had $9,234 in cash.  After an adjustment for doubtful accounts, we had no other assets as of such date.  With total liabilities then of $83,592, at November 30, 2010, we were left with a working capital deficit of $74,358.

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

Comparison of Fiscal Periods Ended November 30, 2010 and November 30, 2009

Operational Expenses

Total net operating expenses were $71,934 for the fiscal period from August 14, 2006 (inception) through November 30, 2010, after adjusting for $755,805 in operating expenses reimbursed to us by Bixby (see discussion in Liquidity and Capital Resources below).  Total net operating expenses were $36,061 for the three month period ended November 30, 2010, after adjusting for $30,405 in net Bixby reimbursements (see discussion in Liquidity and Capital Resources below).  Comparatively, total net operating expenses after adjusting for net reimbursements by Bixby for the three month period ended November 30, 2009 were $103,321.  In each of these periods, these expenses constituted professional and related fees.  The decrease in 2010 over the comparable period in 2009 was principally attributable to the sharp drop-off in legal fees associated with initiatives to cause the registration statement portion of the S-4 Registration/Merger Proxy Statement to be declared effective from and since the Bixby Dispute arose.

We incurred a net loss of $77,358 for the fiscal period from August 14, 2006 (inception) through November 30, 2010.  For the three and six month periods ended November 30, 2010, we incurred net losses of $36,442 and $26,040, respectively.  This compared to net losses of $103,702 and $106,147 for the corresponding periods ended November 30, 2009.  We believe that these circumstances may hinder our ability to continue as a going concern (see Footnote 1 to the Consolidated Financial Statements included herewith).

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
	Six Months Ended	August 14, 2006 (Inception) to
	November 30, 2010	November 30, 2010
Net cash (used) in operating activities	$6,731	$25,866
Net cash (used) in investing activities	$0	$0
Net cash provided by financing activities	$2,500	$35,100
Net increase (decrease) in cash and cash equivalents	$9,231	$9,234

Due to the fact that we have had no operations to date from which we derive any revenues, prior to May 7, 2008 and extending back to August 14, 2006 (inception), we had been dependent on loans from existing stockholders’ to fund our working capital needs.  Prior to May 7, 2008, we had borrowed a total of $32,100 from a single shareholder. Although, to date, we have generated no revenues at all from operations, and we do not expect to generate any revenues from operations absent a merger or other combination with an operating company, as part of the Pending Merger and pursuant to the terms of the Merger Agreement, Bixby agreed to pay, from and after May 7, 2008, our reasonable legal, accounting, independent auditing, and EDGARization/printing service fees and expenses in connection with (a) the preparation and filing of any and all required reports to be filed under the Exchange Act from and after May 7, 2008 through the earlier of (i) four business days following the consummation of the Pending Merger, or (ii) the time at which the Merger Agreement shall have been terminated, if at all, in accordance with its terms, and (b) the Pending Merger and the preparation, filing and dissemination of the S-4 Registration/Merger Proxy Statement and all related federal and state securities law compliance associated with the Pending Merger.  At November 30, 2010, and after adjusting for doubtful accounts, there was no balance owed by Bixby to GCA.

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

As of November 30, 2010, we had total liabilities, consisting of accounts and notes payable, equaling $83,592, and our only asset after adjusting for doubtful accounts was $9,234 in cash.  With reimbursements from Bixby having been the source of the overwhelming majority of our operating capital for some time now, and the pending Bixby Dispute having rendered the nature of our going forward relationship with Bixby unclear for the time being and potentially adversarial, there is a high degree of uncertainty as to our ability to meet our current and going-forward obligations.  Unless we are able to raise capital from our current stockholders or one or more third parties, either through loans or the sale of equity or debt securities, for which there can be no assurance, any refusal or other failure on the part of Bixby to promptly pay our expenses in accordance with the terms of the Merger Agreement going forward would leave us without adequate financial resources to continue to engage the services of professionals and other vendors that will be necessary for us to continue to meet our reporting obligations under the Exchange Act.  Because there is no commitment regarding any such financing in the event of such a contingency, there can be no assurance that such financing will be available to us, either on terms favorable to us or at all.

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

At November 30, 2010, we had cash of $9,234 and a working capital deficit of $(74,358).  This compares to cash of $3 and a working capital deficit of $(50,818) at May 31, 2010.  At November 30, 2010, after adjusting for doubtful accounts, our only assets consisted of the $9,234 in cash.

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

Since August 14, 2006 (inception), selling, general and administrative expenses have been primarily comprised of professional and related fees associated with the Company registering to become publicly-traded, maintaining its internal controls and reporting obligations under the Exchange Act, and pursuing the Pending Merger.  For this period, such net expenses (after adjusting for net reimbursements from Bixby of $755,805) amounted to $71,934.  For the three month period ending November 30, 2010, such net expenses (after adjusting for net reimbursements from Bixby of $30,405) amounted to $36,061.  This compares to $103,321 in such net expenses (after adjusting for net reimbursements from Bixby of $46,390) for the three month period ended November 30, 2009.

Since August 14, 2006 (inception), and through November 30, 2010, interest expense has been exclusively comprised of notes payable to stockholders for working capital loans previously made.  For this period, such expense amounted to $5,424.  For the three month period ending November 30, 2010, interest expense was $381, the same amount as it was for the comparable period during 2009.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of November 30, 2010, our management, consisting of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended November 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010.

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

Dated: January 19, 2011	GCA I ACQUISITION CORP.

	By:	/s/ Michael M. Membrado
Michael M. Membrado President, Chief Executive Officer, Chief Financial Officer, and Director